Form 10-Q
period 1996-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1996-07-16
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

                         Commission file number 1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ...............................................................................
              Exact name of registrant as specified in its charter)

            BERMUDA                                         NONE
 ...............................................................................
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda           NONE
 ...............................................................................
         (Address of principal executive offices)        (Zip Code)

                                  809-295-1422
 ...............................................................................
              (Registrant's telephone number, including area code)

 ...............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             ---
                                              X  Yes       No
                                             ---

     The number of shares outstanding of the issuer's single class of common stock as of July 15, 1996 was 40,046,358.

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1. - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                             June 30,           December 31,

                                                                               1996                 1995
                                                                               -----                ----

                                ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 5,891,244         $    247,452
  Accounts and interest receivable                                                25,927                6,836
  U.S. government securities                                                     497,969                    -
  Prepaid insurance                                                              118,159              125,342
                                                                             -----------         ------------
          Total current assets                                                 6,533,299              379,630


Unproved oil, gas and mineral properties (full cost method)                    3,707,405            3,688,568
Other                                                                             25,386               59,708
                                                                             -----------        -------------
                                                                             $10,266,090         $  4,127,906
                                                                             ===========         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $      93,397       $       71,212
                                                                           -------------       --------------

Minority interests                                                                       -
                                                                                                            -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 100,000,000 shares
  Outstanding - 40,046, 358 and 33,363,632 shares, respectively                4,805,563            4,003,636
  Capital in excess of par value                                              28,203,970           22,395,084
                                                                              ----------          -----------
                                                                              33,009,533           26,398,720
  Deficit accumulated during development stage                               (22,836,840)         (22,342,026)
                                                                             ------------         ------------
                                                                              10,172,693            4,056,694
                                                                              ----------        -------------
                                                                             $10,266,090        $   4,127,906
                                                                             ===========        =============

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                                                   From inception
                                                   Three months ended               Six months ended               (Jan. 31, 1953)
                                                   ------------------               ----------------
                                                        June 30,                        June 30,                     to June 30,
                                                        --------                        --------                     -----------
                                                 1996               1995             1996              1995             1996
                                                 ----               ----             ----              ----             ----



Interest and other income                       $34,344          $   4,190         $ 35,192           $  8,692        $3,069,480
                                                -------          ---------           -------           --------       ----------

Expenses:
  Legal fees and costs                          121,741             85,365          221,509            163,146         9,013,802
  Administrative expenses                        81,413             80,230          166,004            182,134         5,748,937
  Salaries                                       36,167             36,167           75,667             70,667         2,519,278
  Shareholder communications                     47,604             49,547           61,175             70,334         3,216,014
  Exploration costs                               5,628                681            5,651                681           678,754
  Lawsuit judgments                                   -                  -                -                  -         1,941,916
  Minority interests                                  -                  -                -                  -          (632,974)
  Other                                               -                  -                -                  -           364,865
  Contractual services                                  -                -                -                  -         2,155,728
                                           --------------     ---------------       -------           --------        ----------
                                                292,553            251,990          530,006            486,962        25,006,320
                                               --------          ---------          -------           --------        ----------

Net loss                                      $(258,209)         $(247,800)       $(494,814)         $(478,270)
                                              ==========         ==========       ==========         ==========

Deficit accumulated during
  development stage                                                                                                  $22,836,840

Average number of shares
  outstanding                                36,709,995         33,363,632       35,275,839         33,363,632
                                             ==========         ==========       ==========         ==========

Net loss per share                             $(.01)             $(.01)          $(.01)             $(.01)
                                               ======             ======          ======             ======

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (unaudited)

                                                                                                  From inception
                                                                  Six months ended                (Jan. 31, 1953)
                                                                       June 30,                     to June 30,

                                                             1996                 1995                 1996
                                                             -----                -----                ----
Operating activities:
Net loss                                                     $(494,814)           $(478,270)        $(22,836,840)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                    -             (632,974)
    Exploration and other                                            -                    -              755,974
    Net change in:
       Accounts receivable                                     (19,090)               4,125              (25,927)
       U.S. Government securities                             (497,969)                   -             (497,969)
       Prepaid insurance                                         7,183                7,708             (118,159)
       Current liabilities                                      22,185                 (119)              93,397
       Other                                                    34,321                    -              473,519
                                                           -----------      ---------------        -------------
Net cash used for operating activities                        (948,184)            (466,556)         (22,788,979
                                                           -----------           ----------         -----------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                           (18,837)                   -           (3,707,405)
  Reimbursement of lease rentals and
    other expenses                                                   -                    -            1,243,086
  Purchase of fixed assets                                           -                    -              (61,649)
                                                           ------------    ----------------        --------------
Net cash used for investing activities                         (18,837)                   -           (2,525,968)
                                                           -----------    ----------------          ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                               6,357,313                    -           26,343,192
  Shares issued upon exercise of
    options                                                     13,500                    -              872,999
  Sale of shares by subsidiary                                       -                    -              750,000
  Sale of subsidiary shares                                    240,000              360,000            3,240,000
                                                            ----------          -----------          -----------
Net cash provided by
  financing activities                                       6,610,813              360,000           31,206,191
                                                             ---------          -----------           ----------
Net increase (decrease) in cash
  and cash equivalents                                       5,643,792             (106,556)           5,891,244
Cash and cash equivalents at
  beginning of period                                          247,452              553,236                     -
                                                            ----------           ----------     -----------------
Cash and cash equivalents at
  end of period                                             $5,891,244           $  446,680           $5,891,244
                                                            ==========           ==========           ==========

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

ITEM 1   -    Financial Statements

     The information for the three and six month periods ended June 30, 1996 and 1995 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 63.4% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

     The Company's principal assets are oil, gas, and mineral leases which total $3,707,405 at June 30, 1996. The Company has been and continues to be involved in several proceedings which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

     At June 30, 1996, Coastal Caribbean had working capital of approximately $6,300,000. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

     On May 29, 1996, the Company  concluded its offering of  approximately  6.7 million shares to its shareholders at $1.00 per share. The offering was oversubscribed and the proceeds to the Company were approximately $6.4 million after the expenses of the offering.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

                               Long Term Liquidity

     The Company estimates that as much as $1,200,000 over a three-year period may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue for at least the next three years, although the State may take actions that could shorten or lengthen that period. The Company is planning a program to evaluate the Company's leases which is estimated to cost approximately $2 million and is subject to the outcome of the Florida litigation.

     The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well in the water near Apalachicola, Florida. The State of Florida has denied the Company's application. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

     1. Obtain a federal drilling permit.

     2. Finance drilling of the well, which is estimated to cost between $10-15 million.

     3. Begin drilling the well within one year of the date the state permit is issued.

     The Company does not currently have assets sufficient to fund these expenditures to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company may seek additional financing to fund these development expenditures.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

Results of Operations

Three month period ended June 30, 1996 vs. June 30, 1995

     The Company incurred a loss of $258,209 for the second quarter of 1996, compared to a loss of $247,800 for the 1995 quarter.

     Interest income and other income increased from $4,190 in 1995 to $34,344 in 1996 due to the funds available for investment from the May 1996 rights offering to shareholders.

     Legal fees and costs increased 43 % to $121,741 for the second quarter of 1996, compared to $85,365 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit and (2) the May 6, 1996 trial to determine whether there has been a taking of the Company's royalty interests.

     Exploration costs increased from $681 to $5,628 in connection with the Company's program to upgrade its unproved oil and gas properties.

Six month period ended June 30, 1996 vs. June 30, 1995

     The Company incurred a loss of $494,814 for the second quarter of 1996, compared to a loss of $478,270 for the 1995 quarter.

     Interest income and other income increased from $8,692 in 1995 to $35,192 in 1996 due to the funds available for investment from the May 1996 rights offering to shareholders.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

Results of Operations

     Legal fees and costs increased 36% to $221,509 for the second quarter of 1996, compared to $163,146 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit and (2) the May 6, 1996 trial to determine whether there has been a taking of the Company's royalty interests.

     Administrative expenses decreased 9% to $166,004 for the 1996 period compared to $182,134 for the 1995 period. The decrease is attributable to lower administrative, accounting and travel expenses incurred during the current period.

     Salary expense increased 7% to $75,667 from $70,667 due to an increase in compensation levels.

     Shareholder communications decreased 13% to $61,175 in 1996 from $70,334 during the 1995 period. The decrease in costs is attributable to cost reduction measures including the savings from utilizing the recent prospectus as the Company's 1995 annual report.

     Exploration costs increased from $681 to $5,651 in 1996 in connection with the Company's program to upgrade its unproved oil and gas properties.

                         PART II - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

Item 1.  Legal Proceedings.

     On May 10, 1996, Florida's First District Court of Appeal (the "Court of Appeal") denied the State of Florida's motion for rehearing, rehearing en banc or certification to the Florida Supreme Court with respect to the Court of Appeal's April 8, 1996 decision. On that date, the Court had overturned a state order that required a $1.9 surety bond as a condition for the issuance of a drilling permit to Coastal Petroleum Company, a majority owned subsidiary.

     On June 7, 1996, the State of Florida filed a brief with the Florida Supreme Court claiming that the Court had jurisdiction to review the Court of Appeal decision. On June 27, the Company filed its brief in opposition to the State's claim of jurisdiction. The Company does not know when the Florida Supreme Court will decide whether it will review this case.

     On June 7, 1996, the Company and the State of Florida filed closing arguments in the royalty interest taking case. The Company is awaiting a decision on the legal issue of whether there has been a "taking" by the State of Coastal Petroleum's royalty interest acreage property.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On June 17, 1996, the Company held its Annual Meeting of Shareholders.

     (b) Directors Charles T. Collis, Benjamin W. Heath, John D. Monroe, C. Dean Reasoner and Phillip W. Ware Were reelected for the ensuing year. The results of the votes cast by the Company's shareholders were as follows:

                     Number of Shares Voted      Number of Shareholders Voting
Nominee                  For        Withheld           For         Withheld

Charles T. Collis    25,984,684      284,129          2,993           147
Benjamin W. Heath    25,974,309      294,504          2,998           152
John D. Monroe       25,969,522      299,291          2,991           149
C. Dean Reasoner     25,975,201      293,612          2,993           147
Phillip W. Ware      25,977,584      291,229          2,999           141

                         PART II - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1996

Item 4. Submission of Matters to a Vote of Security Holders (Cont'd).

     (c) The firm of Ernst & Young LLP was approved as the independent auditors for the fiscal year ending December 31, 1996. The results of the votes cast by the Company's shareholders were as follows:

     Number of Shares Voted                    Number of Shareholders Voting
   For        Against     Abstain              For      Against       Abstain

26,027,182    108,481     133,150             2,975        48            117

Item 6.  Exhibits and Reports on Form 8-K.

         (a) On April 8, 1996, the Company filed a Report on Form 8-K to report that on April 4, 1996, Florida's First District Court of Appeal overturned a State of Florida order that required a $1.9 billion surety bond as a condition for the issuance of a drilling permit to Coastal Petroleum Company, a majority-owned subsidiary.

         (b) On May 14, 1996, the Company filed a Report on Form 8-K to report that Florida's First District Court of Appeal denied the State of Florida's motion for rehearing, rehearing en banc or certification to the Florida Supreme Court with respect to the April 4, 1996 decision of Florida's First District Court of Appeal.

         (c) On June 3, 1996, the Company filed a Report on Form 8-K to report that on May 31, 1996, the Company announced that the offering of 6,672,726 shares of its common stock at $1.00 per share was oversubscribed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                Registrant




Date:  July 16,1996                 By  /s/ James R. Joyce
                                        James R. Joyce
                                        Treasurer and Chief Accounting and
                                        Financial Officer