Form 10-Q
period 1996-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1996-10-23
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ................................................................................
              Exact name of registrant as specified in its charter)

            BERMUDA                                      NONE
 ................................................................................
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda        NONE
 ................................................................................
 (Address of principal executive offices)             (Zip Code)

                                  809-295-1422
 ................................................................................
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         X Yes   No

     The number of shares outstanding of the issuer's single class of common stock as of October 15, 1996 was 40,046,358.

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1. - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                           September 30,        December 31,

                                                                               1996                 1995
                                                                               -----                ----

                                 ASSETS

Current assets:
  Cash and cash equivalents                                                  $     569,731        $    247,452
  Accounts and interest receivable                                                  44,642               6,836
  U.S. government securities                                                     5,343,814                   -
  Prepaid insurance                                                                178,067             125,342
                                                                              ------------        ------------
          Total current assets                                                   6,136,254             379,630


Unproved oil, gas and mineral properties (full cost method)                      3,877,928           3,688,568
Other                                                                               25,514              59,708
                                                                             -------------       -------------
                                                                               $10,039,696        $  4,127,906
                                                                               ============       ============



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                  $       59,060      $       71,212
                                                                            --------------      --------------

Minority interests
                                                                                        -                    -
                                                                                        -                    -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 100,000,000 shares
  Outstanding - 40,046, 358 and 33,363,632 shares, respectively                  4,805,563           4,003,636
  Capital in excess of par value                                                28,202,983          22,395,084
                                                                               -----------         -----------
                                                                                33,008,546          26,398,720
  Deficit accumulated during development stage                                 (23,027,910)        (22,342,026)
                                                                              -------------        ------------
                                                                                 9,980,636           4,056,694
                                                                             -------------       -------------
                                                                               $10,039,696       $   4,127,906
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

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                                                   From inception
                                                  Three months ended                    Nine months ended          (Jan. 31, 1953)
                                                  ------------------                    -----------------
                                                    September 30,                         September 30,           to September 30,
                                                    -------------                         -------------           ----------------
                                               1996                1995               1996              1995             1996
                                               ----                ----               ----              ----             ----



Interest and other income                     $78,698           $   3,389           $113,890          $  12,081       $3,148,178
                                              -------           ---------           --------          ---------       ----------

Expenses:
  Legal fees and costs                        115,112              78,069            336,621            241,215       10,028,914
  Administrative expenses                      78,677              62,789            244,681            244,923        5,827,614
  Salaries                                     36,500              39,500            112,167            110,167        2,555,778
  Shareholder communications                   21,524              11,647             82,699             81,981        3,237,538
  Exploration costs                            17,955               2,022             23,606              2,703          696,709
  Lawsuit judgments                                 -                   -                                     -        1,941,916
  Minority interests                                -                   -                                     -         (632,974)
  Other                                             -                   -                                     -          364,865
  Contractual services                              -                   -                  -                  -        2,155,728
                                         ---------------     ---------------    ----------------   ---------------   -----------
                                              269,768             194,027            799,774            680,989       26,176,088
                                            ---------           ---------         ----------          ---------       ----------

Net loss                                    $(191,070)          $(190,638)         $(685,884)         $(668,908)
                                            ==========          ==========         ==========         ==========

Deficit accumulated during
  development stage                                                                                                 $(23,027,910)
                                                                                                                    ============
Average number of shares
  outstanding                              40,046,358          33,363,632         36,706,995         33,363,632
                                          ============         ==========        ===========         ==========

Net loss per share                              $ -               $(.01)             $(.02)            $(.02)
                                                ===               ======             ======            ======

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


                                                                                                  From inception
                                                               Nine months ended                  (Jan. 31, 1953)
                                                                  September 30,                   to September 30,
                                                               1996               1995                   1996
                                                            -----------        -----------        ----------------

Operating activities:
Net loss                                                   $  (685,884)         $(668,908)         $(23,027,910)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                  -              (632,974)
    Exploration and other                                            -                  -               755,974
    Net change in:
       Accounts receivable                                     (37,805)           (22,209)              (44,642)
       U.S. Government securities                           (5,343,814)                 -            (5,343,814)
       Prepaid insurance                                       (52,725)            16,822              (178,067)
       Current liabilities                                     (12,152)           (13,239)               59,060
       Other                                                    34,193                  2               473,392
                                                          ------------    ---------------          ------------
Net cash used for operating activities                      (6,098,187)          (687,532)          (27,938,981)
                                                           ------------        -----------          ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (189,360)                 -            (3,877,928)
  Reimbursement of lease rentals and
    other expenses                                                   -                  -             1,243,086
  Purchase of fixed assets                                           -                  -                     -
Net cash used for investing activities                                -                 -               (61,649)
                                                      -----------------  ----------------         --------------
                                                              (189,360)                 -            (2,696,491)
Financing activities:
  Cash proceeds from sale of
    common stock less expenses                               6,356,326                  -            26,342,204
  Shares issued upon exercise of
    options                                                     13,500                  -               872,999
  Sale of shares by subsidiary                                       -                  -               750,000
  Sale of subsidiary shares                                    240,000            360,000             3,240,000
                                                          ------------        -----------           -----------
Net cash provided by
  financing activities                                       6,609,826            360,000            31,205,203
                                                           -----------        -----------           -----------
Net increase (decrease) in cash
  and cash equivalents                                         322,279           (327,532)              569,731
Cash and cash equivalents at
  beginning of period                                          247,452            553,236                     -
                                                          ------------         ----------    ------------------
Cash and cash equivalents at
  end of period                                          $     569,731        $   225,704          $    569,731
                                                         =============        ===========          ============

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1996

ITEM 1   -    Financial Statements

         The information for the three and nine month periods ended September 30, 1996 and 1995 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 63.4% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         The Company's principal assets are oil, gas, and mineral leases which total $3.9 million at September 30, 1996. The Company has been and continues to be involved in several proceedings which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

         At September 30, 1996, Coastal Caribbean had working capital of approximately $6.1 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

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

                               September 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
                  Results of Operation (Cont'd)

                               Long Term Liquidity

         The Company estimates that as much as $400,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $2 million and is subject to the outcome of the Florida litigation. At September 30, 1996, the Company has spent approximately $200,000 under a program to upgrade the leases.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of a drilling permit. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

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

                               September 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

Results of Operations

Three month period ended September 30, 1996 vs. September 30, 1995

     The Company incurred a loss of $191,070 for the third quarter of 1996, compared to a loss of $190,638 for the comparable 1995 quarter.

     Interest income and other income increased from $3,389 in 1995 to $78,698 in 1996 due to the funds available for investment from the May 1996 rights offering to shareholders.

     Legal fees and costs increased 47 % to $115,112 for the 1996 quarter, compared to $78,069 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit and (2) preparation of an appeal of the adverse decision that there has not been a taking of the Company's royalty interests.

     Administrative expenses increased 25% to $78,677 from $62,789. The primary reason for the increase is the first time purchase of Directors' and Officers' liability insurance.

     Shareholder communications increased 85% from $11,647 to $36,500. The increase represents the additional cost of press releases and mailings to report the developments in the permit and royalty interest litigation

     Exploration costs increased from $2,022 to $17,955 in connection with the Company's program to upgrade its unproved oil and gas properties.

Nine month period ended September 30, 1996 vs. September 30, 1995

     The Company incurred a loss of $685,884 for the nine months ended September 1996, compared to a loss of $668,908 for the 1995 period.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1996

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

     Interest income and other income increased from $12,081 in 1995 to $113,890 in 1996 due to the funds available for investment from the May 1996 rights offering to shareholders.

     Legal fees and costs increased 40% to $336,621 for the 1996 period, compared to $241,215 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit and (2) the May 6, 1996 trial to determine whether there has been a taking of the Company's royalty interests.

     Exploration costs increased from $2,703 to $23,606 in 1996 in connection with the Company's program to upgrade its unproved oil and gas properties.

                         PART II - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1996

Item 1.  Legal Proceedings.

         See Item 6 for a summary of legal proceedings during the period.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) On August 1, 1996, the Company filed a Current Report on Form 8-K to report that on July 30, 1996, Florida Supreme Court declined to review the First District Court of Appeal decision that overturned a State of Florida order that required a $1.9 billion surety bond as a condition for the issuance of a drilling permit to Coastal Petroleum Company, a majority-owned subsidiary.

         (b) On August 6, 1996, the Company filed a Current Report on Form 8-K to report that Florida's Leon County Circuit Court ruled against Coastal Petroleum Company in its inverse condemnation case against the State of Florida.

         (c) On August 21, 1996, the Company filed a Current Report on Form 8-K to report that on August 16, 1996, the Company was notified by the Florida Department of Environmental Protection ("DEP") that the DEP was ready to issue an offshore drilling permit to Coastal Petroleum Company, its majority owned subsidiary. The position of the DEP was that the permit issuance was subject to publication of the DEP's Notice of Intent. The Company notified the DEP that the Notice of Intent was not required by either law or regulation.

         (d) On September 3, 1996, the Company filed a Current Report on Form 8-K that on August 27, 1996, the Company filed a petition with Florida's First District Court of Appeal to order the state's Department of Environmental Protection to issue an offshore drilling permit to the Company without further delay.

         (e) On September 17, 1996, the Company filed a Current Report on Form 8-K that Florida's First District Court of Appeal has ordered the State Department of Environmental Protection to show cause why it should not immediately issue an offshore drilling permit to the Company's subsidiary, Coastal Petroleum Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                  Registrant




Date:  October 23,1996              By  /s/ James R. Joyce
                                        James R. Joyce
                                        Treasurer and Chief Accounting and
                                        Financial Officer