Form 10-K405
period 1996-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1997-02-19
CIK 21239

FORM 10-K
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to  ______________________

Commission file Number  1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

             (Exact name of registrant as specified in its charter)

        BERMUDA                                               NONE

State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

   Clarendon House
   Church Street
   Hamilton 5, Bermuda                                        NONE

(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (809) 295-1422

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                         Name of each exchange on
                                                          which registered

Common Stock, par value $.12 per share                  Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   |X|   Yes      |_|    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                       [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $103,000,000 (U.S.) at February 11, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, par value $.12 per share, 40,056,358 shares outstanding as of February 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement of Coastal Caribbean Oils & Minerals, Ltd. related to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1996, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Business.                                                          4

Item 2.   Properties.                                                        9

Item 3.   Legal Proceedings.                                                14

Item 4.   Submission of Matters to a Vote of Security Holders.              17


                                     PART II


Item 5.   Market for the Company's Common Stock
          and Related Stockholder Matters.                                  18

Item 6.   Selected Financial Data.                                          20

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                    21

Item 8.   Financial Statements and Supplementary Data.                      24

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.                           42


                                    PART III


Item 10.  Directors and Executive Officers of the Company.                  42

Item 11.  Executive Compensation.                                           42

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.                                                   42

Item 13.  Certain Relationships and Related Transactions.                   42

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.                                              43

--------------------
All monetary figures set forth are expressed in United States currency.

                                     PART I


Item 1.  Business.

         (a)      General Development of Business.

                  Coastal Caribbean Oils & Minerals, Ltd. (the "Company" or "Coastal Caribbean"), a Bermuda corporation, is engaged through its majority owned subsidiary in the exploration for oil and gas reserves. At December 31, 1996, Coastal Caribbean's principal asset was its subsidiary, Coastal Petroleum Company ("Coastal Petroleum"). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases.

          Coastal Petroleum is the lessee under State of Florida leases relating to the exploration for and production of oil, gas and minerals on approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers. The leases provide for a working interest in approximately 1,250,000 acres and a royalty interest in approximately 2,450,000 acres covered by the leases. Coastal Petroleum has made no commercial discoveries on its leaseholds.

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions (the "Florida
Litigation") in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit without further public hearings, and whether certain royalty interests owned by Coastal
Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1996, the Company actively pursued the Florida Litigation. See Item 3. "Legal Proceedings" for a more complete discussion of the litigation.

         In 1996, Coastal Petroleum continued its efforts to obtain a permit to drill an oil and gas exploration well on its leases. Its application for such a permit has been delayed by the Florida Department of Environmental Protection on the basis that further public hearings are required. See Item 3. "Legal Proceedings". Coastal Petroleum also spent approximately $282,000 in 1996 in connection with its program to identify potential drilling prospects.

         In 1990, the State of Florida enacted legislation that prohibits drilling or exploration for oil or gas on Florida's offshore acreage. The law does not apply to areas where Coastal Petroleum is entitled to conduct exploration. However, in those areas where Coastal Petroleum has only a royalty interest, the law effectively prohibits production of oil and gas, rendering it impossible for Coastal Petroleum to collect royalties from those areas. Coastal Petroleum's lawsuit on the issue is part of the Florida Litigation.

                  (b)      Financial Information About Industry Segments.

                  Because the Company is engaged in only one industry, namely, oil, gas and mineral exploration and development, this item is not applicable to the Company. See Item 8 for general financial information concerning the Company.

                  (c)      Narrative Description of the Business.

                  Coastal Caribbean was organized by a special enabling act of the Bermuda Legislature passed on January 15, 1962 which permitted the filing of a Memorandum of Association on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company.

                  Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 but has conducted more limited exploration since that time sufficient to meet the drilling requirements under the leases. In 1996, the company initiated a program to identify potential drilling prospects. No commercial oil or gas discoveries have been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production. See "Item 2. "Properties".

                  (i)      Principal Products.

                           Not applicable.

                  (ii)     Status of Product or Segment.

                           Not applicable.

                  (iii)    Raw Materials.

                           Not applicable.

                  (iv)     Patents, Licenses, Franchises and Concessions Held.

                           See Item 2. "Properties".

                           The acreage  covered by these leases is located for
the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest. See Item 2. The drilling requirements and annual lease rental obligations have been suspended by order of the Circuit Court of the Second Judicial District in Leon County.

                           In the inverse condemnation  litigation  now  being
appealed, the Company claims that the royalty interest has been taken by the State of Florida and that it is entitled to compensation for such taking. See "Item 3. Legal Proceedings".

                  (v)      Seasonality of Business.

                           The Company's business is not seasonal.

                  (vi)     Working Capital Items.

                           The majority of the Company's current assets are in
the form of cash and cash equivalents. See Item 8. "Financial Statements and Supplementary Data".

                  (vii)    Customers.

                           Not applicable.

                  (viii)   Backlog.

                           Not applicable.

                  (ix) Renegotiation of Profits or Termination of Contracts or Contract or Subcontracts at the Election of the Government.

                           Not applicable.

                  (x)      Competitive Conditions in the Business.

                           Competition  in the oil and gas industry is  intense.
The Company must compete with companies which have substantially greater resources available to them. In addition, the industry as a whole must compete with other industries in supplying the energy needs of commerce and the general public. Furthermore, competitive conditions may be substantially affected by energy legislation which may be adopted from time to time. It is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company.

                  (xi)     Research and Development.

                           Not applicable.

                  (xii)    Environmental Regulation.

                           The  operations  of   Coastal   Caribbean  and  its
right  to  obtain  interests  in  and   hold  properties  or  to  do  business
may  be  affected  to  an  unpredictable   extent  by  limitations  imposed  by
the   laws  and   regulations  which  are  now  in  effect  or  which  may  be adopted by the jurisdictions in which the Company carries on business. As discussed under Item 3. "Legal Proceedings", the State of Florida has enacted legislation that Coastal Petroleum believes has had the effect of confiscating Coastal Petroleum's royalty interest. Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with by leaseholders such as Coastal Petroleum. It is not possible to predict the nature of any further legislation or regulation that might ultimately be adopted or its effects upon the future operations of Coastal Caribbean or Coastal Petroleum.

                  (xiii)   Number of Persons Employed by Registrant.

                           The  Company  currently  has  three  employees.  The
Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it is more cost effective than employing a larger full time staff.

                  (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                           (1)      Identifiable Assets.

                                    All of the  Company's  assets are located in
the United  States.  See Item 1(a) "General Development of Business".

                                    Since  the  Company  is  a development stage
company, the balance of the information required under this paragraph is not applicable to the Company. See Item 8.

                           (2)      Risks Attendant to Foreign Operations.

                                    Not applicable.

                           (3) Data which are not Indicative of Current or Future Operations.

                                    Not applicable.

The following graphic presentation has been omitted, but the following is a description of the omitted material:



             Map showing Coastal Lease Areas in the State of Florida

Item 2.  Properties.

Properties

         Coastal Petroleum, a Florida corporation, holds certain working interests in nonproducing oil, gas and mineral leases covering approximately 1,250,000 acres, and a royalty interest in approximately 2,450,000 acres, in and offshore the State of Florida. No commercial oil or gas discoveries have been made on the properties covered by these leases and Coastal Petroleum has no proved reserves of oil or gas and has had no significant production.

         Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 but has conducted more limited exploration since that time until 1996. The amount of exploration expenditures during  the  years  1996,  1995 and  1994  was  $282,000,  $3,000,  and  $1,000,
respectively. Coastal Petroleum believes all drilling and exploration obligations imposed by Coastal Petroleum leases have been satisfied to date.

         As a result of events discussed below, Coastal Petroleum believes its royalty interest effectively has been confiscated by the State of Florida. On July 23, 1990, Coastal Petroleum filed a complaint against the State of Florida (the "State") in the Circuit Court of the Second Judicial Circuit in Leon County, Florida seeking full compensation for the confiscation of its petroleum and mineral leases. On August 5, 1996, the Court ruled in favor of the State and Coastal Petroleum has filed an appeal of the decision. The lawsuit was initiated in response to (i) a policy adopted by the Governor and Cabinet on May 8, 1990 prohibiting drilling, exploration or production of oil and gas resources in the sovereign waters of the State of Florida and (ii) a Florida statute effective August 1, 1990 prohibiting petroleum production from offshore Florida acreage. Pre-existing leases, such as Coastal Petroleum's leases, are exempt from the prohibition of this law. See Item 3. "Legal Proceedings".

         In 1941, Arnold Oil Explorations, Inc., later renamed Coastal Petroleum Company in 1947, entered into a contract with the Trustees of the Internal Improvement Trust Fund of the State of Florida (the "Trustees"), in whom title to publicly owned lands in the State of Florida, including bottoms of salt and fresh waters, is irrevocably vested, for the exploration of oil, gas and minerals on such lands. Pursuant to an option to lease in this contract, the Trustees and Coastal Petroleum entered into three leases between 1944 and 1946. The acreage covered by these leases is located for the most part along offshore areas on the Gulf Coast of Florida and in submerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest.

         In 1968, Coastal Petroleum sued the Secretary of the Army of the United States in a dispute regarding certain mineral rights. In 1969, as part of that litigation, the Trustees claimed that the leases were invalid and had been forfeited. Coastal Petroleum and the Trustees settled their disagreement in 1976.

         Under the terms of the 1976 settlement agreement, the two leases (224-A and 224-B) bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area: (1) The inner area, including rivers, bays, and harbors, extends seaward from the Florida shoreline a distance of 4.36 statute miles (5,280 feet per statute mile) into the Gulf, covers approximately 2.25 million acres, and is subject to a royalty interest payable to Coastal Petroleum. This interest is a 6 1/4% royalty on the wellhead value of all oil and gas, 25 cents per long ton on sulphur, receivable in cash or in kind at Coastal Petroleum's option, and a 5% royalty on production or the market value of other minerals. (2) The middle area, three statute miles wide and covering more than 800,000 acres, was released by Coastal Petroleum to the Trustees, and Coastal Caribbean has no further interest in the area. (3) Coastal Petroleum presently owns a 100% working interest in the outside area, which extends seaward an additional three statute miles and borders federal offshore acreage. This area, exceeding 800,000 acres, remains subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulphur and 10% on other minerals. The Florida legislature has enacted statutes designed to protect the Big Bend Seagrass Aquatic Preserve, an area covering approximately one quarter of Coastal Petroleum's working interest area. However, the legislation and legislative history recognize and preserve Coastal Petroleum's prior rights as granted by the leases.

         Coastal Petroleum retains a 100% working interest in 450,000 acre Lake Okeechobee which is a part of Lease 248 and which is also subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulphur and 10% on other minerals. Pursuant to its settlement with the State of Florida in 1976, Coastal Petroleum agreed not to conduct exploration, drilling or mining operations on Lake Okeechobee without the prior approval of the State. As to the balance of this lease, covering approximately 200,000 acres, Coastal Petroleum retains royalty interests of 6 1/4% on oil, gas and sulphur and 5% on other minerals.

         Under the 1976 settlement agreement with the Trustees, the three leases have a term of 40 years beginning from January 6, 1976 and require the payment of an annual rental of $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. Further, the settlement agreement provides that the drilling requirements shall be governed by Chapter 20680, Laws of Florida, Acts of 1941, and that all other drilling requirements are waived. Under the 1941 Act, a lessee is required to drill at least one test well on lands leased in each five year period under the term of the lease. Coastal Petroleum believes it is current in fulfilling its drilling requirements. The Court in the Florida Litigation has suspended Coastal Petroleum's obligations, pending the outcome of that litigation.

         Since 1987, Coastal Petroleum has drilled three shallow test wells on Leases 224-A and 224-B. This exploration utilized a technique developed and tested earlier by Coastal Petroleum which detects radiation emanating from phosphate and associated uranium at greater depth. These tests were inconclusive as to those minerals. These test wells had the prior approval of the Florida Department of Natural Resources and Coastal Petroleum believes they met the drilling requirements of the two leases.

         Other  work  during  the  1987-90  period  included  planning  for  and attempting  to  acquire  a permit  for a  seismic  and  gravity  survey  of Lake
Okeechobee. After considerable work, the application was withdrawn from consideration because of environmental concerns expressed by the Governor and the Trustees.

         In 1992 Coastal Petroleum was granted an additional geophysical permit for seismic, gravity and magnetic work, on its offshore leases. Magnetics were run on a large portion of 224-A. Work was suspended for a few months and the DNR ruled that a new permit application would be required to renew operations. Coastal Petroleum's new application for a geophysical permit received approval in January 1997.

         See Item 3. "Legal Proceedings" for a discussion of the impact of the current status of the Florida Litigation on exploration activities.

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 1996:

                          Acreage after 1976 Settlement

                        Current                  Current                 Current
                        Working                  Royalty                 Annual
                        Interest                 Interest                Rental
224-A and 224-B          800,000                2,250,000                $39,261
248                      450,000                  200,000                 19,986
                        --------                ---------                 ------
                       1,250,000                2,450,000                $59,247
                       =========                =========                =======

                    Acreage under lease at December 31, 1996

                             Gross Acres (*)                 Net Acres (**)
                      Undeveloped     Developed       Undeveloped     Developed
Working interest       1,250,000         -0-           1,250,000         -0-
Royalty interest       2,450,000         -0-             153,125         -0-
                       ---------        -----           --------        -----
    Total              3,700,000         -0-           1,403,125         -0-
                       =========      ==========       =========      =========

*        A gross acre is an acre in which a working interest is owned.
** A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

         The drilling requirements and the annual rental obligations set forth above have been suspended by order of the Circuit Court of the Second Judicial District in Leon County.

Disclosure Concerning Oil and Gas Operations.

         Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5)      Undeveloped Acreage.

         The Company's undeveloped acreage as of December 31, 1996 was as follows:

                                              Gross Acres          Net Acres

          Working Interest                     1,250,000           1,250,000
          Royalty Interest                     2,450,000             153,125
                                               ---------            --------

          Total                                3,700,000           1,403,125
                                               =========           =========

(6)       Drilling Activity.

          No drilling has taken place since May 1987 when two shallow mineral test wells were drilled on lease 224-B.

(7)       Present Activities.

          None.

(8)       Delivery Commitments.

          None.

Item 3.           Legal Proceedings.

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit without further public hearings, and whether certain royalty interests owned by Coastal Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

1. Coastal Petroleum Company v. State Department of Environmental Protection, (Case No. 96-03226, First District Court of Appeal). Drilling Permit Litigation.

         In 1993, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "Department") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The Department subsequently denied the application for issuance of a drilling permit for various reasons including the requirement for a $1.9 billion bond. Coastal Petroleum appealed the actions of the Department to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the Department's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

         On August 16, 1996, the Department notified Coastal Petroleum that it was prepared to issue the drilling permit subject to Coastal Petroleum publishing a Notice of Intent to Issue ("Notice") the permit. The Notice would allow interested parties to request administrative hearings on the permit. Coastal Petroleum refused to publish the Notice and filed a petition with the Court of Appeal on August 27, 1996 to order the Department to issue the permit without the requirement of the Notice and without further delay.

         On September 9, 1996, the Court of Appeal issued an order to the Department to show cause why the permit should not be granted. On December 18, 1996, the Court of Appeal denied the Department's request for an oral argument. On February 10, 1997, the court denied Coastal Petroleum's petition for a writ of certiorari. Since the ruling did not address Coastal Petroleum's motion to have the DEP issue a permit without further delay, Coastal Petroleum is considering a motion to clarify the decision.

2. Coastal Petroleum Company v. Honorable Lawton Chiles (Case No.96-03035, First District Court of Appeal). Royalty Litigation.

         In 1990, a Florida statute became effective prohibiting petroleum production from offshore Florida acreage. The statute does not affect Coastal Petroleum's right to drill for oil and gas in the working interest area of its leases. However, as a result of the statute, production of oil and gas is now prohibited in those areas of Coastal Petroleum's leases where it owns only a royalty interest. Coastal Petroleum therefore will be unable to receive any royalties from these areas, because oil and gas production has been prohibited.

         A trial  was held  before  the  Circuit  Court of the  Second  Judicial
Circuit in Leon County (Tallahassee) from May 6-9, 1996 on the issue of the taking of the royalty interest. On August 5, 1996, the trial court ruled in favor of the State and found that there was no taking of Coastal Petroleum's royalty interest. Coastal Petroleum appealed that decision to the Court of Appeal and oral argument is scheduled for February 25, 1997.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Royalty Litigation.

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. Several of those third parties, including Coastal Caribbean, have instituted a separate lawsuit against the State. That lawsuit claims that their royalty interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

         The lawsuit by the royalty holders involves issues similar to those raised in Coastal Petroleum's lawsuit that claims that its royalty interests have been taken, although the cases are different in certain respects. For example, many of the royalty holders were not parties to the 1976 Settlement Agreement, and the State's argument that the terms of the Settlement Agreement insulate it from taking claims does not apply to those royalty holders. The case is currently pending before the Circuit Court in Tallahassee.

         Any recovery made in the royalty holder's lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean. Coastal Petroleum would not share in any such recovery.

Counsel

         Mr. Robert J. Angerer of Tallahassee, Florida is Coastal Petroleum's trial counsel in the Florida Litigation. Mr. Angerer, age 50, is a graduate of the University of Michigan (B.S.E. 1969) and received his law degree with high honors from Florida State University in 1974. The firm of Reasoner, Davis & Fox of Washington, D.C. has also participated in the litigation. Mr. C. Dean Reasoner is a member of this firm and is also a director of Coastal Caribbean.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                    Percent of net recovery
                  Reasoner, Davis & Fox                        2.0
                  Robert J. Angerer                            1.5
                  Other counsel                                2.5

         Coastal Petroleum has also assigned 3.4% of net recoveries from the Florida Litigation to its officers and others.

Uncertainty

         No assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Executive Officers of the Company.

          The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                                                 Other Positions
                                    Office               Length of Service                        Held With The
       Name           Age             Held                 as an Officer                             Company

Benjamin W. Heath     82           President             Since 1953                 Director
Phillip W. Ware       47         Vice President          Since 1982                 Director, President of Coastal Petroleum

James R. Joyce        56        Treasurer, Asst.         Since June 8, 1994         Secretary-Treasurer of Coastal Petroleum
                              Secretary and Chief
                               Financial Officer

         All officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         The Company is not aware of any arrangements or understandings between any of the individuals named and any other person pursuant to which any individual named above was selected as an officer.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related
         Stockholder Matters.

         (a)      Market Information.

                  The principal market for the Company's common stock is the Boston Stock Exchange. The quarterly high and low closing prices on that exchange during the last two years were as follows:
--------------------------------------------------------------------------------

1996           1st quarter       2nd quarter       3rd quarter       4th quarter
----           -----------       -----------       -----------       -----------

High              2 3/8             2 5/8             3 3/8             3 1/2
Low               1 1/4            1 9/16             1 3/4             2 1/16
--------------------------------------------------------------------------------

1995           1st quarter       2nd quarter       3rd quarter       4th quarter
----           -----------       -----------       -----------       -----------

High              2 3/8            3 1/16             2 5/8                2
Low               13/16            1 7/16            1 11/16            1 3/16
--------------------------------------------------------------------------------

         (b)      Holders.

                  The approximate number of record holders of the Company's common stock at February 1,1997 was 13,400.

         (c)      Dividends.

                  The Company has never paid a dividend on its capital stock and will be unable to do so until its deficit, ($23,490,000 at December 31, 1996) is eliminated.

                  The Company's Memorandum of Association and By-Laws do not permit the Company to repurchase or redeem shares of its common stock.

         Foreign Exchange Control Regulations

                  The Company is subject to the applicable laws of The Islands of Bermuda relating to exchange control, but has the permission of the Foreign Exchange Control of Bermuda to carry on business in, to receive, disburse and hold United States dollars and dollar securities under its designation as an External Account Company. The Company has been advised that, although as a matter of law it is possible for such designation to be revoked, there is little precedent for revocation under Bermuda law.

         Taxes

                  Coastal Caribbean is a Bermuda corporation. Bermuda currently imposes no taxes on corporate income or capital gains realized outside of Bermuda. Any amounts received by Coastal Caribbean from United States sources as dividends, interest, or other fixed or determinable annual or periodic gains, profits and income, will be subject to a 30% United States withholding tax. In addition, any dividends from its domestic subsidiary, Coastal Petroleum, will not be eligible for the 100% dividends received deduction, which is allowable in the case of a United States parent corporation. Shares of the Company held by persons who are citizens or residents of the United States are subject to federal estate and gift and local inheritance taxation. Any dividends received by such persons will also be subject to federal, State and local income taxation. The foregoing rules are of general application only, and reflect law in force as of the date of this report.

                  A convention between Bermuda and the United States relating to mutual assistance on tax matters became operative in 1988.

Item 6.  Selected Consolidated Financial Information

         The following selected consolidated financial information for the Company insofar as it relates to each of the five years in the period ended December 31, 1996 has been extracted from the Company's consolidated financial statements.

                                                                             Year ended December 31,
                                              --------------------------------------------------------------------------------------

                                                    1996              1995             1994              1993             1992
                                                    ----              ----             ----              ----             ----
                                                    ($)               ($)               ($)              ($)               ($)
Net loss                                         (1,148,204)         (879,576)         (718,884)        (223,221)         (734,029)
                                                 ===========      ============        ==========      ===========       ===========

Net loss per share                                     (.03)             (.03)             (.02)            (.01)             (.02)
                                                 ===========      ============        ==========      ===========       ===========

Cash and securities available                     5,789,000           308,418           647,702          681,982          (173,600)
                                                 ===========      ============        ==========      ===========       ===========

Cost associated with leasehold
  interests in oil, gas and
  mineral properties (unproved)                   3,943,520         3,688,569         3,688,569        3,688,569         3,688,569
                                                  =========        ==========         =========       ==========        ==========

Total assets                                     10,020,738         4,127,906         4,374,690        4,662,033         4,025,509
                                                 ==========        ==========         =========       ==========        ==========

Shareholders' equity:
  Common stock                                    4,805,563         4,003,636         4,003,636        4,003,636         4,003,636
  Capital in excess                              28,442,983        22,395,084        21,795,084       21,165,084        20,085,084
  Accumulated deficit                           (23,490,230)      (22,342,026)      (21,462,450)     (20,743,565)      (20,520,345)
                                                ------------      ------------     -------------     ------------      ------------
                                                  9,758,316         4,056,694         4,336,270        4,425,155         3,568,375
                                               ============      ============      ============      ===========       ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Liquidity and Capital Resources

                              Short Term Liquidity

         At December 31 1996, Coastal Caribbean had approximately $5.8 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

         On May 29, 1996,  the Company  concluded its offering of  approximately
6.7 million shares to its shareholders at $1.00 per share. The offering was oversubscribed and the proceeds to the Company were approximately $6.4 million after the expenses of the offering.

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate its leases which is estimated to cost approximately $500,000 for 1997 and $1,000,000 for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During 1996, the Company spent approximately $282,000 under the program to identify potential drilling prospects.

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

         The Company does not currently have assets sufficient to fund all these expenditures to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company might seek additional financing or partners to fund these expenditures.

(2)      Results of Operations

         The Company has never had substantial revenues and has operated at a loss each year since its inception in 1953. The Company has been involved in litigation since 1968 and its total legal expenses have been approximately $1,374,000 during the period 1996, 1995 and 1994. The legal expenses incurred related primarily to the Florida Litigation. These fees can be expected to continue at the same or a higher level until the Florida Litigation is resolved. A termination date of this litigation cannot be predicted with any certainty at this time.

1996 vs. 1995

         The Company recorded a loss of $1,148,000 for 1996, compared to a loss of $880,000 in 1995.

         Interest income and other income increased to $192,000 in 1996 from $15,000 in 1995 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 111% in 1996 to $731,000 compared to $346,000 in the prior year. These costs increased due to increased litigation activities in the Florida Litigation. In addition, the Company agreed to reimburse Lykes Minerals Corp. in 1996 for certain legal expenses in the amount of $201,416 that Lykes had incurred in connection with the Florida Litigation on the basis that the expenses had directly benefited the Company.

         Administrative expenses increased 11% in 1996 to $339,000 compared to $306,000 in 1995. The primary reason for the increase was the first time purchase of Director's and Officers' liability insurance.

         Exploration costs increased from $3,000 in 1995 to $27,000 in 1996 in connection with the Company's program to identify potential drilling prospects. These expenses do not include the exploration expenditures totaling $255,000 that were capitalized.

1995 vs. 1994

         The Company recorded a loss of $880,000 for 1995, compared to a loss of $719,000 in 1994.

         Interest income and other income decreased 33% in 1995 to $15,000 from $22,000 in 1994 due to the decrease in funds available for investment.

         Legal fees and costs increased 16% in 1995 to $346,000 compared to $297,000 in the prior year. These costs increased due to increased litigation activities in the Florida Litigation.

         Administrative expenses increased 28% in 1995 to $306,000 compared to $240,000 in 1994. The increase was attributable to higher administrative, accounting and insurance costs incurred in 1995.

         Salary expense increased 22% in 1995 to $150,000 compared to $122,000 in the prior year due to a salary increase for an officer of the Company and an increase in staff.

         Shareholder communications increased 12% in 1995 to $90,000 from $81,000 in 1994. The increase was the result of increased mailing and printing costs in 1995.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS
The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value from inception to December 31, 1996 and for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows from inception to December 31, 1996 and for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP


Hartford, Connecticut
February 10, 1997

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)

                                                             December 31,
                                                         1996           1995
                                                         ----           ----
                     ASSETS

Current assets:
  Cash and cash equivalents                         $    424,330   $    247,452
  Accounts receivable                                    105,115          6,836
  U.S. Government securities                           3,341,820              -
  Prepaid insurance                                      178,868        125,342
                                                      ----------      ---------
          Total current assets                         4,050,133        379,630
                                                       ---------      ---------

U.S. Government securities                             2,001,441              -
Unproved oil, gas and mineral properties (full cost
 method)                                               3,943,520      3,688,568
Other                                                     25,644         59,708
                                                     -----------     ----------
                                                     $10,020,738     $4,127,906
                                                     ===========     ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities           $   262,422     $   71,212
                                                     -----------     ----------

Minority interests                                             -              -

Shareholders' equity:
  Common stock, par value 12 per share:
    Authorized  - 100,000,000 shares
    Outstanding - 40,046,358 and 33,363,632 shares     4,805,563      4,003,636
  Capital in excess of par value                      28,442,983     22,395,084
                                                      ----------     ----------
                                                      33,248,546     26,398,720
  Deficit accumulated during development
    stage                                            (23,490,230)   (22,342,026)
                                                     ------------   ------------
                                                       9,758,316      4,056,694
                                                       ---------    ------------
Total shareholders' equity                           $10,020,738    $ 4,127,906
                                                     ===========    ============

                             See accompanying notes.

                                                             COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                                    (A Bermuda Corporation)
                                                                   A Development Stage Company

                                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                                   (Expressed in U.S. dollars)

                                                                                                                          From
                                                                                                                        inception
                                                                                                                     (Jan. 31, 1953
                                                                     Year ended December 31,                        to December 31,)

                                                        1996                  1995                   1994                 1996
                                                        ----                  ----                   ----                 ----

Interest and other income                            $ 192,369              $  14,845           $     22,098            $3,226,657
                                                     ---------              ---------           ------------            ----------

Expenses:
  Legal fees and costs                                 730,831                345,770                297,385            10,423,124
  Administrative expenses                              338,594                306,011                239,719             5,921,527
  Salaries                                             150,667                149,667                122,187             2,594,278
  Shareholder communications                            93,548                 90,169                 80,551             3,248,387
  Exploration costs                                     26,933                  2,804                  1,140               700,036
  Lawsuit judgments (recoveries)                             -                      -                      -             1,941,916
  Minority interests                                         -                      -                      -              (632,974)
  Other                                                      -                      -                      -               364,865
  Contractual services                                                              -                       -             2,155,728
                                              ------------------     ----------------       -----------------      ----------------
                                                     1,340,573                894,421                740,982            26,716,887
                                                     ---------              ---------            -----------       ---------------

Net loss                                           $(1,148,204)             $(879,576)             $(718,884)
                                                   ============             ==========             ==========

Deficit accumulated during
  development stage                                                                                                   $(23,490,230)

Average number of shares
  outstanding                                       37,477,617             33,363,632             33,363,632
                                                    ==========             ==========             ==========

Net loss per share based on
  average number of shares
  outstanding during the
  period                                             $(.03)                 $(.03)                 $(.02)
                                                     ======                 ======                 ======

                             See accompanying notes.

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


                                                                                                                          From
                                                                                                                        inception
                                                                                                                     (Jan. 31, 1953)
                                                                            Year ended December 31,                        to
                                                                   ----------------------------------------
                                                                   1996              1995              1994           Dec. 31, 1996
                                                                   ----              ----              ----           -------------


Operating activities:
Net loss                                                       $(1,148,204)        $(879,576)        $(718,884)        $(23,490,230)
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Minority interest                                                                      -                 -             (632,974)
    Exploration and other                                                                  -                 -              755,974
    Net change in:
       Accounts receivable                                         (98,278)            1,154            (5,906)            (105,115)
       Prepaid insurance and other                                 (53,526)             (446)          (24,220)            (178,868)
       Current liabilities                                         191,210            32,792          (198,458)             262,422
       Other                                                        34,063           (59,708)           54,604              473,261
                                                               ------------        ----------         ---------         ------------
Net cash used for operating activities                          (1,074,735)         (905,784)         (892,864)         (22,915,530)
                                                                -----------        ----------         ---------         ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                              (254,952)                -                  -          (3,943,520)
  U.S. Government securities                                    (5,343,261)                -                  -          (5,343,261)
  Reimbursement of lease rentals and                                                                          -
    other expenses                                                       -                 -                  -           1,243,086
  Purchase of fixed assets                                               -                 -                  -             (61,649)
                                                             --------------    ----------------   --------------         -----------
Net cash used for investing activities                          (5,598,213)                -                  -          (8,105,344)
                                                                -----------    ----------------   --------------         -----------

Financing activities:
  Sale of common stock less expenses                             6,356,326                 -                  -          26,342,205
  Shares issued upon exercise of
    options                                                         13,500                 -                  -             872,999
  Sale of shares by subsidiary                                           -                 -                  -             750,000
  Sale of subsidiary shares                                        480,000           600,000            630,000           3,480,000
                                                                   -------         ---------            -------          -----------
Net cash provided by
  financing activities                                           6,849,826           600,000            630,000          31,445,204
                                                                 ---------         ---------            -------          -----------
Net increase (decrease) in cash
  and cash equivalents                                             176,878          (305,784)          (262,864)            424,330
Cash and cash equivalents at
  beginning of period                                              247,452           553,236            816,100                   -
                                                                   -------           -------            -------          -----------
Cash and cash equivalents at
  end of period                                                   $424,330          $247,452           $553,236            $424,330
                                                                  ========          ========           ========            ========

                             See accompanying notes.

                                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                                (A Bermuda Corporation)
                                                              A Development Stage Company
                                                         CONSOLIDATED STATEMENT OF COMMON STOCK
                                                           AND CAPITAL IN EXCESS OF PAR VALUE
                                                              (Expressed in U.S. dollars)
                                                From inception (January 31, 1953) to December 31, 1996

                                                                                                                      Capital in
                                                                      Number of                Capital                  excess
                                                                       Shares                   stock               of par value
Shares issued for net assets and unrecovered costs
   at inception                                                         5,790,210              $  579,021             $ 1,542,868
Shares issued upon sales of common stock (Note 6)                      26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options (Note 6)                     510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                            54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                              84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                              95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                               -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                              -                      -                 117,025
                                                                ------------------       ----------------             -----------
Balance at December 31, 1990                                           33,363,632               4,003,636              19,395,084
Sale of subsidiary shares (Note 2)                                               -                      -                 300,000
                                                                ------------------        ---------------             -----------
Balance at December 31, 1991                                           33,363,632               4,003,636              19,695,084
Sale of subsidiary shares (Note 2)                                               -                      -                 390,000
                                                                ------------------       ----------------             -----------
Balance at December 31, 1992                                           33,363,632               4,003,636              20,085,084
Sale of subsidiary shares (Note 2)                                               -                      -               1,080,000
                                                                ------------------       ----------------              ----------
Balance at December 31, 1993                                           33,363,632               4,003,636              21,165,084
Sale of subsidiary shares (Note 2)                                               -                      -                 630,000
                                                                ------------------       ----------------            ------------
Balance at December 31, 1994                                           33,363,632               4,003,636              21,795,084
Sale of subsidiary shares (Note 2)                                               -                      -                 600,000
                                                                ------------------      -----------------           -------------
Balance at December 31, 1995                                           33,363,632               4,003,636              22,395,084
Sale of common stock                                                    6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                       -                       -                 480,000
Exercise of stock options                                                  10,000                   1,200                  12,300
                                                                   --------------           -------------          --------------
Balance at December 31, 1996                                          $40,046,358              $4,805,563             $28,442,983
                                                                      ===========              ==========             ===========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 1996

1.       Summary of significant accounting policies

Consolidation

         The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd. ("Coastal Caribbean") and its majority subsidiary, Coastal Petroleum Company ("Coastal Petroleum"), hereinafter referred to collectively as the Company. During 1996, Coastal Caribbean sold additional shares of Coastal Petroleum and reduced its interest (See Note 2). The Company, which is engaged in a single industry, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated.

Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at December 31, 1996 were as follows:

                                                      December 31,

                                            1996                       1995
                                            ----                       ----
Cash                                      $127,990                  $  50,018
U.S. Treasury Bills                        296,340                    197,434
                                           -------                    -------
                                          $424,330                   $247,452
                                          ========                   ========

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The outcome of the litigation and the ability to develop the Company's oil and gas properties will have a significant effect on the Company's financial position and results of operations. Actual results could differ from those estimates.

Unproved oil and gas properties

         The Company follows the full cost method of accounting for its oil and gas properties. All costs, whether successful or unsuccessful, associated with property acquisition, exploration and development activities are capitalized. Since the Company's properties are undeveloped and nonproducing, capitalized costs are not being amortized.

The Company does not expect to amortize these costs until there is production from the properties. Production cannot begin until several events occur because the Company must: (1) obtain state and federal drilling permits (2) finance the drilling of an exploratory well, either with internal resources or by securing one or more partners in the drilling activity, (3) discover commercial quantities of oil and/or gas, and (4) finance and begin a production program. The Company cannot predict if or when any of these events may occur; however, the Company expects that under the most favorable circumstances production would not begin before 2000. If the Company obtains the permits to drill, the total cost of drilling an exploration well is currently estimated to be between $10-15 million. The Company does not currently have assets sufficient to fund all of this cost and would be required to seek debt or equity financing from public or private sources to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing to fund these development activities.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida. Although the property interests may be impaired by the actions taken by the State, the likelihood of loss with respect to the recorded costs of the leasehold interests is not probable. (See Note 5 "Litigation".) Based on the exploration activities on the properties completed to date, the exploration and development activities of others in the Gulf of Mexico and the laws applicable to the taking of property, the Company expects to recover its $3.9 million of capitalized costs. However, there can be no assurance that it will be successful and that costs associated with these properties will be realized.


Sale of Subsidiary Shares

         All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

2.       Agreements for Sale of Coastal Petroleum Shares

         In 1991, the Company agreed to sell up to 10.3% of Coastal Petroleum to a private investor. Pursuant to the Agreement, a 4.1% interest in Coastal Petroleum has been sold for a total consideration of $600,000.

         In 1992, Coastal Caribbean agreed to sell an additional 20.5% of the outstanding shares of Coastal Petroleum. Under the sales agreement, Lykes Minerals Corp. ("Lykes"), a wholly owned subsidiary of Lykes Bros. Inc., had the option to acquire 60 shares of Coastal Petroleum at $40,000 per share through May 1, 1997. At least half of the proceeds of the sale generally are required to be used to fund Coastal Petroleum's Florida exploration activities.

         The agreement also provided for a second option for Lykes to purchase the shares of Coastal Petroleum (also at $40,000 per share) which had been subject to another investor's option under the 1991 agreement described above. At December 31, 1996, Lykes had acquired the 6.2% available under this option.

         As of December 31, 1996, Lykes had an unexercised option to purchase 6 additional Coastal Petroleum shares by May 1, 1997 for a total of $240,000, and had acquired 24.7% of Coastal Petroleum at a total cost of $2,880,000.

         The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors. If fully exercised, that entitlement would leave Lykes with about 16% of Coastal Caribbean's outstanding shares. Lykes also has the right to exchange Coastal Petroleum shares for overriding royalty interests in Coastal Petroleum's properties. Were Lykes to acquire its full 26.7% interest in Coastal Petroleum and then exchange that interest for a royalty interest, its overriding royalty interest in Coastal Petroleum's working-interest acreage would be 3.3%.

         A summary of the sale of Coastal Petroleum shares under the above agreements is as follows:

                                       Number of                        Sales
         Year                         shares sold                      proceeds

         1991                              6                          $  300,000
         1992                              9                             390,000
         1993                             27                           1,080,000
         1994                             15                             630,000
         1995                             15                             600,000
         1996                             12                             480,000
                                         ----                         ----------
         Total                            84                          $3,480,000
                                         ====                         ==========

         As of December 31, 1996, Coastal Petroleum shares were owned as follows:

                                         Shares                    %
         Coastal Caribbean                 179                    61.3
         Lykes                              72                    24.7
         First investor                     29                     9.9
         Second investor                    12                     4.1
                                           ---                 -------
                                           292                   100.0
                                           ===                   =====

3.       U. S. Government Securities

         At December 31, 1996, the Company has the following amounts invested in U.S. government securities which are expected to be held until maturity:

                                                                                   Amortized
          Security                   Par value            Maturity Date               Cost               Fair value
          ---------                  ---------            -------------               ----               ----------

U.S. Treasury Bill                   $   500,000             Feb. 27, 1997          $   487,361          $    496,020
U.S. Treasury Bill                     1,000,000              May 29, 1997              960,567               978,970
U.S. Treasury Bill                     2,000,000             Aug. 21, 1997            1,893,892             1,933,860
                                       ---------                                      ---------             ---------
Total short term                       3,500,000                                      3,341,820             3,408,850
                                       ---------                                      ---------             ---------

U.S. Treasury Note                       500,000              May 31, 1998              497,969               500,310
U.S. Treasury Note                     1,500,000             Jul. 31, 1998            1,503,472             1,507,035
                                       ---------                                      ---------             ---------
Total long term                        2,000,000                                      2,001,441             2,007,345
                                       ---------                                      ---------             ---------

Total                                 $5,500,000                                     $5,343,261            $5,416,195
                                      ==========                                     ==========            ==========

4.       Unproved oil, gas and mineral properties

         Coastal Petroleum holds three unproved and nonproducing oil, gas and mineral leases granted by the Trustees of the Internal Improvement Fund of the State of Florida (the "Trustees"). These leases cover submerged and unsubmerged lands, principally along the Florida Gulf Coast, and certain inland lakes and rivers throughout the State.

         The two leases bordering the Gulf Coast have been divided into three areas, each running the entire length of the coastline from Appalachicola Bay to the Naples area. Coastal Petroleum has certain royalty interests in the inner area, no interest in the middle area and has a 100% working interest in the outside area.

         Coastal Petroleum also has a 100% working interest in Lake Okeechobee, and a royalty interest in other areas. Coastal Petroleum has agreed not to conduct exploration, drilling, or mining operations on said lake, except with prior approval of the Trustees.

         The three leases have a term of 40 years from January 6, 1976 and require the payment of annual lease rentals of $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. The drilling requirements are governed by Chapter 20680, Laws of Florida, Acts of 1941. The Company is current in fulfilling its drilling requirements. Obligations on these leases have been suspended temporarily as a result of the Florida Litigation (See Note 5).

         The working interest areas of the three leases are subject to royalties payable to the Trustees of 12 1/2% on oil and gas, $.50 per long ton of sulphur and 10% on other minerals. The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulphur and 13/600ths as to other minerals. The Coastal Petroleum leases also are subject to a 10% overriding royalty granted by Coastal Petroleum to Coastal Caribbean.

         The Company has a program to evaluate its leases which is estimated to cost approximately $500,000 for 1997 and $1,000,000 for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During 1996, the Company spent approximately $282,000 under the program to identify potential drilling prospects.

         A summary of the cost of unproved oil, gas and mineral properties, accounted for under the full cost method, all of which are located in Florida, at December 31, 1996 and 1995 (the balance at December 31, 1995 had been unchanged since December 31, 1989), are as follows:

                                                           1996         1995
                                                        -----------------------
Lease acquisition costs                                  $914,619    $  914,619
Lease and royalty costs (principally legal fees)          591,616       591,616
Lease rentals                                           2,329,280     2,329,280
Dry hole costs                                            587,987       587,987
Other exploratory expenses                                542,854       287,902
Salaries                                                  466,983       466,983
                                                          -------    ----------
                                                        5,433,339     5,178,387
                                                        ---------    ----------
Deduct:
  Reimbursement for lease rentals and other expenses    1,243,086     1,243,086
  Proceeds from relinquishment of surface rights          246,733       246,733
                                                          -------    ----------
                                                        1,489,819     1,489,819
                                                        ---------    ----------
                                                       $3,943,520    $3,688,568
                                                       ==========    ==========

5.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to three actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit without further public hearings, and whether certain royalty interests owned by Coastal Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period.

1. Coastal Petroleum Company v. State Department of Environmental Protection, (Case No. 96-03226, First District Court of Appeal). Drilling Permit Litigation.

         In 1993, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "Department") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The Department subsequently denied the application for issuance of a drilling permit for various reasons including the requirement for a $1.9 billion bond.

Coastal Petroleum appealed the actions of the Department to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the Department's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

         On August 16, 1996, the Department notified Coastal Petroleum that it was prepared to issue the drilling permit subject to Coastal Petroleum publishing a Notice of Intent to Issue ("Notice") the permit. The Notice would allow interested parties to request administrative hearings on the permit. Coastal Petroleum refused to publish the Notice and filed a petition with the Court of Appeal on August 27, 1996 to order the Department to issue the permit without the requirement of the Notice and without further delay.

         On September 9, 1996, the Court of Appeal issued an order to the Department to show cause why the permit should not be granted. On December 18, 1996, the Court of Appeal denied the Department's request for an oral argument. On February 10, 1997, the court denied the Coastal Petroleum's petition for a writ of certiorari. Since the ruling did not address Coastal Petroleum's motion to have the DEP issue a permit without further delay, Coastal Petroleum is considering a motion to clarify the decision.

2. Coastal Petroleum Company v. Honorable Lawton Chiles (Case No. 96-03035, First District Court of Appeal). Royalty Litigation.

         In 1990, a Florida statute became effective prohibiting petroleum production from offshore Florida acreage. The statute does not affect Coastal Petroleum's right to drill for oil and gas in the working interest area of its leases. However, as a result of the statute, production of oil and gas is now prohibited in those areas of Coastal Petroleum's leases where it owns only a royalty interest. Coastal Petroleum therefore will be unable to receive any royalties from these areas, because oil and gas production has been prohibited.

         A trial  was held  before  the  Circuit  Court of the  Second  Judicial
Circuit in Leon County (Tallahassee) from May 6-9, 1996 on the issue of the taking of the royalty interest. On August 5, 1996, the trial court ruled in favor of the State and found that there was no taking of Coastal Petroleum's royalty interest. Coastal Petroleum appealed that decision to the Court of Appeal and oral argument is scheduled for February 25, 1997.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Royalty Litigation.

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. Several of those third parties, including Coastal Caribbean, have instituted a separate lawsuit against the State. That lawsuit claims that their royalty interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

         The lawsuit by the royalty holders involves issues similar to those raised in Coastal Petroleum's lawsuit that claims that its royalty interests have been taken, although the cases are different in certain respects. For example, many of the royalty holders were not parties to the 1976 Settlement Agreement, and the State's argument that the terms of the Settlement Agreement insulate it from taking claims does not apply to those royalty holders. The case is currently pending before the Circuit Court in Tallahassee.

         Any recovery made in the royalty holder's lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean. Coastal Petroleum would not share in any such recovery.

Counsel

         Mr. Robert J. Angerer of Tallahassee, Florida is Coastal Petroleum's trial counsel in the Florida Litigation. Mr. Angerer, age 50, is a graduate of the University of Michigan (B.S.E. 1969) and received his law degree with high honors from Florida State University in 1974. Also participating in the litigation is The firm of Reasoner, Davis & Fox of Washington, D.C. has also participated in the litigation. Mr. C. Dean Reasoner is a member of this firm and is also a director of Coastal Caribbean.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                  Percent of net recovery
         Reasoner, Davis & Fox                               2.0
         Robert J. Angerer                                   1.5
         Other counsel                                       2.5

         Coastal Petroleum has also assigned 3.4% of net recoveries from the Florida Litigation to its officers and others.

Uncertainty

         No assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.

6.       Common Stock

         The Company's Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

         The Company has been financing its operations primarily from sales of common stock and sales of shares of Coastal Petroleum (See Note 2).

         On May 29, 1996,  the Company  concluded its offering of  approximately
6.7 million shares to its shareholders at $1.00 per share. The offering was oversubscribed and the proceeds to the Company were $6,356,326 after deducting the $316,400 cost of the offering.

         The following represents shares issued upon sales of common stock:

                Number of                                     Capital in excess
                  Shares                  Capital stock           of par value
1953             300,000                   $ 30,000                $ 654,000
1954              53,000                      5,300                  114,265
1955              67,000                      6,700                  137,937
1956              77,100                      7,710                  139,548
1957              95,400                      9,540                  152,492
1958             180,884                     18,088                  207,135
1959             123,011                     12,301                  160,751
1960             134,300                     13,430                  131,431
1961             127,500                     12,750                   94,077
1962               9,900                        990                    8,036
1963             168,200                     23,548                   12,041
1964             331,800                     46,452                   45,044
1965             435,200                     60,928                  442,391
1966             187,000                     26,180                  194,187
1967             193,954                     27,153                  249,608
1968              67,500                      9,450                  127,468
1969               8,200                      1,148                   13,532
1970             274,600                     32,952                  117,154
1974             398,300                     47,796                   60,007
1975                   -                          -                  (52,618)
1976                   -                          -                   (8,200)
1977             850,000                    102,000                1,682,706
1978              90,797                     10,896                  158,343
1979           1,065,943                    127,914                4,124,063
1980             179,831                     21,580                  826,763
1981              30,600                      3,672                  159,360
1983           5,318,862                    638,263                1,814,642
1985                   -                          -                  (36,220)
1986           6,228,143                    747,378                2,178,471
1987           4,152,095                    498,251                2,407,522
1990           4,298,966                    515,876                   26,319
1996           6,672,726                    800,727                5,555,599
             -----------                 ----------                ---------
              33,502,212                 $4,024,741              $22,374,443
              ==========                 ==========              ===========

         The following represents shares issued upon exercise of stock options:

1955              73,000                    $ 7,300                 $175,200
1978               7,000                        840                    6,160
1979             213,570                     25,628                  265,619
1980              76,830                      9,219                  125,233
1981             139,600                     16,752                  227,548
1996              10,000                      1,200                   12,300
                  ------                      -----                   ------
                 520,000                    $60,939                 $812,060
                 =======                    =======                 ========

         Coastal Caribbean has reserved 7,800,000 shares which may be issued in exchange for Coastal Petroleum shares, as described in Note 2.

7.       Stock Option Plan

         The company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation ," requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         On March 7, 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. On June 17, 1996, 310,000 options to purchase common stock of the Company at $1.35 per share which were granted in 1995 and expire on March 6, 2000, were canceled and reissued to reflect the May 1996 rights offering.

The following table summarizes stock option activity:

                                        Stock Options           Price Per Share
Outstanding and exercisable at
December 31, 1994                                -                   $-
     Granted                               320,000                    1.35
                                           -------
Outstanding and exercisable at
December 31, 1995                          320,000                    1.35
     Exercised                             (10,000)                   1.35
     Canceled                             (310,000)                   1.35
     Granted                               372,000                    1.13
                                           -------                    ----
Outstanding and exercisable at
December 31, 1996                          372,000                   $1.13
                                           =======                   =====

Available for grant at December 31,1996    618,000
                                           =======
 .
         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 5 years and expected volatility - 1.2.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                    Amount             Per Share
Net loss as reported - December 31, 1995          $(880,000)             $(.03)
Stock option expense                               (304,000)              (.01)
                                                   ---------              -----
Pro forma net loss                              $(1,184,000)             $(.04)
                                                ------------             ------


8.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carryforwards at December 31, 1996, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $10,903,000 and expire in varying amounts from 1997 through 2011.

         Coastal Petroleum had a noncurrent deferred tax asset of $4,103,000 at December 31, 1996 and $4,169,000 at December 31, 1995, relating to the above losses. However, a valuation reserve of $4,103,000 at December 31, 1996 and $4,169,000 at December 31, 1995 has been established because it is more likely than not at this time that none of the carryforward losses will be realized by Coastal Petroleum.

9.       Related parties

         Fees were paid or accrued by the Company for legal services rendered by the law firm of Reasoner, Davis & Fox, of which Mr. C. Dean Reasoner, a director of the Company, is a partner. Reasoner, Davis & Fox billed legal fees of $102,000, $118,000 and $120,000 for 1996, 1995 and 1994, respectively.

         G&O'D INC provides accounting and administrative services and office facilities and support staff to the Company. G&O'D INC was owned during fiscal 1994 by Mr. James R. Joyce, Treasurer and Assistant Secretary (since June 8,
1994) and Mr. Arthur B. O'Donnell, Treasurer and Assistant Secretary (until June 8, 1994). Mr. O'Donnell retired from G&O'D on June 30, 1994 and Mr. Joyce is now the sole owner of G&O'D INC. During 1996, 1995 and 1994, G&O'D billed fees of $169,632, $176,809, and $139,305, respectively.

         During 1996, the Company agreed to reimburse Lykes Minerals Corp. for certain legal expenses in the amount of $201,416 that Lykes had incurred in connection with the Florida Litigation on the basis that these expenses had directly benefited the Company. This amount is included in accounts payable and accrued liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company relative to the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      (1)      Financial Statements.

                           The  financial  statements  listed below and included
under Item 8 above are filed as part of this report.
                                                                            Page

Report of Independent Auditors                                               24

Consolidated balance sheet at December 31, 1996 and 1995                     25

Consolidated statement of operations from inception and for each of
  the three years in the period ended December 31, 1996                      26

Consolidated statement of cash flows from inception and for each of
  the three years in the period ended December 31, 1996                      27

Consolidated statement of common stock and capital in excess of
  par value from inception to December 31, 1996                              28

Notes to consolidated financial statements                                   29

                  (2)      Financial Statement Schedules:

                           All schedules  have been omitted since  the  required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                  (3)      Exhibits.

                           The  following  exhibits  are  filed  as part of this
report:

Item Number

         2.       Plan of acquisition, arrangement, liquidation or succession.

                  None.

         3.       Articles of incorporation and By-Laws.

                  Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 and Bye-laws, are incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

         4. Instruments defining the rights of security holders, including indentures.

                  None.

         9.       Voting trust agreement.

                  None.

         10.      Material contracts.

                  (a) Drilling Lease No. 224-A, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

                  (b) Drilling Lease No. 224-B, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

                  (c) Drilling Lease No. 248, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

                  (d) Settlement Agreement dated January 6, 1976 between Coastal Petroleum Company and the State of Florida is incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

                  (e) Complaint of Inverse Condemnation by Coastal Petroleum Company vs. Honorable Bob Martinez, Governor, et al filed July 23, 1990 in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida is incorporated by reference to Registration Statement No. 33-80183 filed on December 7, 1995.

                  (f)      Agreement   between   the   Company   and   John  J.
D'Alessandro, M.D. dated December 3, 1991 is incorporated by reference to Form 8-K dated December 3, 1991.

                  (g) Agreement between the Company and Coastal Petroleum dated December 3, 1991 is incorporated by reference to Form 8-K dated December 3, 1991.

                  (h) Agreement between Lykes Minerals Corp. and Coastal Caribbean and Coastal Petroleum dated October 16, 1992 is incorporated by reference to Form 10-Q dated November 10, 1992.

                  (i) Settlement Agreement and General Release dated January 8, 1993 by Mobil Oil Corporation, Coastal Petroleum and Coastal Caribbean is incorporated by reference to Form 8-K dated January 11, 1993.

                  (j) Amended Complaint of Inverse Condemnation filed February 3, 1993 with the Circuit Court (see (e) above) is incorporated by reference to Form 10-K filed March 18, 1993.

                  (k) Final Order by State of Florida dated February 22, 1993 denying Coastal Petroleum Drilling Permit Application is incorporated by reference to Form 10-K filed March 18, 1993.

                  (l) Order of Summary Judgment dated September 9, 1993 in Circuit Court of the Second Judicial Circuit ruling that the State of Florida has not taken Coastal Petroleum's royalty interest acreage is incorporated by reference to Form 8-K dated September 9, 1993.

         11.      Statement re computation of per share earnings.

                  See Consolidated Financial Statements under Item 8, above.

         12.      Statement re computation of ratios.

                  None.

         13.      Annual report to security holders.

                  Not applicable.

         16.      Letter re change in certifying accountant.

                  Not applicable.

         18.      Letter re change in accounting principles.

                  Not applicable.

         20.      Previously unfiled documents.

                  None.

         21.      Subsidiaries of the Company.

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation.

         22. Published report regarding matters submitted to vote of security holders.

                  Not applicable.

         23.      Consent of experts and counsel.

                  Consent of Ernst & Young LLP is filed herewith.

         24.      Power of Attorney.

                  Not applicable.

         27.      Financial Data Schedule.

                  Filed herein.

         28.      Information  from  reports  furnished   to   state   insurance
                  regulatory authorities.

                  Not applicable.

         99.      Additional Exhibits.

                  Not applicable.

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                      (Registrant)

                                         By /s/ Benjamin W. Heath
                                            Benjamin W. Heath, President and
                                            Chief Executive Officer


Dated:  February 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Benjamin W. Heath                             By /s/ James R. Joyce
   Benjamin W. Heath                                    James R. Joyce
   President, Director and Chief Executive              Treasurer and Chief
   Officer                                              Financial and Accounting
                                                        Officer


Dated:  February 18, 1997                            Dated: February 18, 1997
        -----------------                                   -----------------


By /s/ Charles T. Collis                             By /s/ John D. Monroe
   Charles T. Collis                                    John D. Monroe
   Director                                             Director


Dated:  February 18, 1997                            Dated: February 18, 1997
        -----------------                                   -----------------


By /s/ Phillip W. Ware                               By /s/ C. Dean Reasoner
   Phillip W. Ware                                      C. Dean Reasoner
   Director                                             Director


Dated:  February 18, 1997                            Dated: February 18, 1997
        -----------------                                   -----------------