Form 10-Q
period 1997-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1997-04-15
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               -----------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ................................................................................
              Exact name of registrant as specified in its charter)

            BERMUDA                                                 NONE
 ................................                             ...................
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                                        X  Yes                  No

         The number of shares outstanding of the issuer's single class of common stock as of April 9, 1997 was 40,056,358.

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                      March 31,     December 31,
                                                        1997            1996
                                                        ----            ----

                     ASSETS

Current assets:
  Cash and cash equivalents                         $   272,727     $   424,330
  Accounts and interest receivable                      125,039         105,115
  U.S. Government securities                          3,051,981       3,341,820
  Prepaid insurance                                     155,853         178,868
                                                    ------------    ------------
          Total current assets                        3,605,600       4,050,133
                                                     -----------     -----------

U.S. Government securities                            1,803,377       2,001,441

Unproved oil, gas and mineral properties
 (full cost method)                                   4,136,556       3,943,520

Other                                                    26,374          25,644
                                                    ------------    ------------
                                                    $ 9,571,907     $10,020,738
                                                    ============    ============



      LIABILITIES, MINORITY INTERESTS AND
             SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $    82,836     $   262,422
                                                    ------------    ------------

Minority interests                                            -               -
                                                    ------------    ------------
Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 100,000,000 shares
  Outstanding - 40,056, 358 and 40,046,358 shares     4,806,763       4,805,563
  Capital in excess of par value                     28,453,033      28,442,983
                                                    ------------    ------------
                                                     33,259,796      33,248,546
  Deficit accumulated during development stage      (23,770,725)    (23,490,230)
                                                    ------------    ------------
  Total shareholders' equity                          9,489,071       9,758,316
                                                    ------------    ------------
                                                    $ 9,571,907     $10,020,738
                                                    ============    ============

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                 From inception
                                        Three months ended       (Jan. 31, 1953)
                                              March 31,            to March 31,
                                         1997         1996             1997
                                         ----         ----             ----

Interest and other income             $  82,458    $     848         $3,309,115
                                      ---------    ---------         -----------

Expenses:
  Legal fees and costs                  158,212       99,768         10,581,336
  Administrative expenses               123,390       84,591          6,044,917
  Salaries                               39,000       39,500          2,633,278
  Shareholder communications             34,799       13,571          3,283,186
  Exploration costs                       7,552           23            707,588
  Lawsuit judgments                           -            -          1,941,916
  Minority interests                          -            -           (632,974)
  Other                                       -            -            364,865
  Contractual services                        -            -          2,155,728
                                      ---------    ---------         -----------
                                        362,953      237,453         27,079,840
                                      ---------    ---------         -----------

Net loss                              $(280,495)   $(236,605)
                                      ==========   ==========

Deficit accumulated during
  development stage                                                 $23,770,725
                                                                    ============
Average number of shares
  outstanding                        40,053,858   33,363,632
                                     ==========   ==========

Net loss per share                     $(.01)       $(.01)
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
                                   (unaudited)



                                                                  Three months ended                (Jan. 31, 1953)
                                                                       March 31,                      to March 31,
                                                                1997               1996                   1997
                                                                ----               ----                   ----
Operating activities:
Net loss                                                     $(280,495)         $(236,605)          $(23,770,725)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                  -               (632,974)
    Exploration and other                                            -                  -                755,974
    Net change in:
       Accounts receivable                                     (19,924)             6,356               (125,039)
       U.S. Government securities                              289,839                  -             (3,051,981)
       Prepaid insurance                                        23,015               (908)              (155,853)
       Current liabilities                                    (179,586)            20,980                 82,836
       Other                                                      (730)           (49,102)               472,531
                                                             ----------        -----------           ------------
Net cash used for operating activities                        (167,881)          (259,279)           (26,425,231)
                                                             ----------        -----------           ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (193,036)                 -             (4,136,556)
  Reimbursement of lease rentals and
    other expenses                                                                      -              1,243,086
  Sale (purchase) U.S. Government securities                   198,064                  -             (1,803,377)
  Purchase of fixed assets                                           -                  -                (61,649)
                                                             ----------        -----------           ------------
Net cash provided by (used for) investing activities
                                                                 5,028                  -             (4,758,496)
                                                             ----------        -----------           ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -                  -             26,342,205
  Shares issued upon exercise of
    options                                                     11,250                  -                884,249
  Sale of shares by subsidiary                                       -                  -                750,000
  Sale of subsidiary shares                                          -            240,000              3,480,000
                                                             ----------        -----------           ------------
Net cash provided by
  financing activities                                          11,250            240,000             31,456,454
                                                             ----------        -----------           ------------
Net increase (decrease) in cash
  and cash equivalents                                        (151,603)           (19,279)               272,727
Cash and cash equivalents at
  beginning of period                                          424,330            247,452                      -
                                                             ----------        -----------           ------------
Cash and cash equivalents at
  end of period                                              $ 272,727           $228,173             $  272,727
                                                             =========           ========             ==========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1997

ITEM 1   -    Financial Statements

         The information for the three month periods ended March 31, 1997 and 1996 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 61.3% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         The Company's principal assets are oil, gas, and mineral leases which total $4.1 million at March 31, 1997. The Company has been and continues to be involved in several proceedings which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Liquidity and Capital Resources

                              Short Term Liquidity

         At March 31, 1997, Coastal Caribbean had working capital of approximately $5.3 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $500,000 for 1997 and $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During 1997, the Company has spent approximately $200,000 under its continuing program to identify potential drilling prospects.

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

         The Company does not currently have assets sufficient to fund these expenditures to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations

Three month period ended March 31, 1997 vs. March 31, 1996

         The Company incurred a loss of $280,496 for the 1997 quarter, compared to a loss of $236,605 for the comparable 1996 quarter.

         Interest income and other income increased from $800 in 1996 to $82,000 in 1997 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 59% to $158,000 for the 1997 quarter, compared to $100,000 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit and (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests.

         Administrative expenses increased 46% to $123,000 in 1997 from $85,000 in the prior quarter. The primary reason for the increase is the first time purchase of directors' and officers' liability insurance in 1996. In addition, auditing fees also increased during the period.

         Shareholder communications increased 156% from $14,000 in 1996 to $35,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report.

         Exploration costs increased from nil in 1996 to $8,000 in 1997 in connection with the Company's continuing program to identify potential drilling prospects.

                         PART II - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1997

ITEM 5   -    Other Information

         On April 21, 1997, Lykes Minerals Corp. is expected to exercise its final option to acquire six shares of Coastal Petroleum Company ("CPC") for $240,000. At the date of purchase, Lykes will have acquired a total 26.7% interest in CPC at a cost of $3,120,000. The purchase will reduce the Company's interest in CPC from 61.3% to 59.3%.

         On April 7, 1997, Mr. Nicholas B. Dill was elected a director of the Company to fill the vacancy created by Mr. C. Dean Reasoner's resignation. Mr. Dill, age 64, has been a partner of the law firm of Conyers, Dill & Pearman, Hamilton, Bermuda, since 1963. Mr. Dill is a director of a number of private Bermuda companies and specializes in international corporate law.

ITEM 6   -    Exhibits and Reports on Form 8-K
              --------------------------------

         (a) On March 17, 1997, the Company filed a Current Report on Form 8-K to report that Florida's First District Court of Appeal denied Coastal Petroleum Company's motion for clarification of an earlier decision.

         (e) On March 21,  1997,  the  Company  filed a  Current  Report on
Form 8-K to report that on March 20, 1997, Mr. C. Dean Reasoner, 79, resigned as a director of the Company for health related reasons.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                     Registrant




Date:  April 15, 1997                  By /s/ James R. Joyce
                                              James R. Joyce
                                              Treasurer and Chief Accounting and
                                              Financial Officer