Form 10-K/A
period 1996-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1997-04-23
CIK 21239

Commission File Number 1-4668

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                       AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13 or 15(d) of THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                     Coastal Caribbean Oils & Minerals, Ltd.
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

 (List all such items, financial statements, exhibits or other portions amended)

         Page 2 and 17 are deleted in their entirety and the attached page 2 and 17 are substituted in lieu thereof.

         Page 42 is deleted in its entirety and Part III information  concerning
Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions in the attached pages 42.1 through 42.7 are substituted in lieu thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        (Registrant)


                                          By /s/ James R. Joyce
                                                 James R. Joyce
                                                 Treasurer and Chief Financial
                                                 and Accounting Officer

Date:  April 23, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, par value $.12 per share, 40,056,358 shares outstanding as of February 11, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

          (a)     Directors.

                                      Date Present Term                   Length of Service           Other Offices Held
       Name          Age              of Office Expires                     as a Director                with Company
       ----          ---              -----------------                     -------------                ------------

Charles T. Collis    64               Annual Meeting 1997                    Since 1987                    Secretary
Nicholas B. Dill*    64               Annual Meeting 1997                    Since 1997                      None
Benjamin W. Heath    82               Annual Meeting 1997                    Since 1962                    President
John D. Monroe       70               Annual Meeting 1997                    Since 1981                      None
C. Dean Reasoner**   79               Annual Meeting 1997**                  Since 1966                      None
Phillip W. Ware      47               Annual Meeting 1997                    Since 1985                 Vice President
------------
* Mr. Dill was elected on April 7, 1997 to complete the unexpired term of Mr. Reasoner.
** Mr. Reasoner resigned as a director of the Company on March 20, 1997.

         The Company is not aware of any arrangement or understanding between any of the individuals named above and any other person pursuant to which any individual named above was selected as a director.

         (b)      Executive Officers.

                                                                          Length of Service          Other Positions Held
     Name             Age      Office Held                                  as an Officer                with Company

Benjamin W. Heath     82       President                                     Since 1962                     Director
James R. Joyce        56       Treasurer and Chief Financial Officer      Since June 8, 1994           Assistant Secretary
Phillip W. Ware       47       Vice President of the Company
                                and President of Coastal Petroleum
                                Company                                      Since 1985                     Director

         The Company is not aware of any arrangements or understandings between any of the individuals named above and any other person pursuant to which any individual named above was selected as an officer.

         All officers of Coastal Caribbean Oils & Minerals, Ltd. are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         (c)      Identification of Significant Employees.

                  None.

         (d)      Family Relationships.

                  No family relationships exist among any of the directors and officers named above.


                                      42.1

         (e)      (1)      Business Experience.

                           All of the named companies are engaged in oil, gas or
mineral exploration and/or development except where noted.

                           Directors and Executive Officers.

                           Mr.  Collis  has been a member of  the  law  firm  of
Conyers, Dill & Pearman, Hamilton, Bermuda, the Company's Bermuda counsel for more than five years.

                           Mr.  Nicholas  B.  Dill  was  elected  a  director on
April 7, 1997 to complete the unexpired term of C. Dean Reasoner who resigned on March 20, 1997. Mr. Dill is a member of the law firm of Conyers, Dill & Pearman, Hamilton, Bermuda, the Company's Bermuda counsel.

                           Mr. Heath has been  President  of  the Company  since
1962 and  Chairman  and  a  director  of  Coastal  Petroleum  Company  ("Coastal
Petroleum"), the Company's subsidiary, a director of Magellan Petroleum Corporation ("MPC"), Chairman and a director of Magellan Petroleum Australia Limited ("MPAL"), a majority owned subsidiary of MPC, and a director of Canada Southern Petroleum Ltd. ("Canada Southern").

                           Mr. James R.  Joyce  has  been  Treasurer  and  Chief
Financial and Accounting Officer of the Company since June 1994. Mr. Joyce has been Vice President and Treasurer of G&O'D INC since 1979, (President since July 1, 1994), a firm which has provided accounting and administrative services, office facilities and support staff to the Company for more than five years. Mr. Joyce is a Certified Public Accountant and a member of the Bar of Connecticut.

                           Mr.  Monroe has been a real  estate  broker  for more
than five years and was formerly President of Monroe-Buman Real Estate, Inc., a real estate brokerage and development firm in Naples, Florida. Mr. Monroe is also a director of Coastal Petroleum.

                           Mr.  C.  Dean  Reasoner  has been a member of the law
firm of Reasoner, Davis & Fox, Washington, D.C. for more than five years. On March 20, 1997, Mr. Reasoner resigned as a director of the Company for health related reasons. Mr. Reasoner also resigned as a director of MPC, MPAL and Canada Southern during March 1997.

                           Mr. Ware, a geologist,  has been President of Coastal
Petroleum since April 1985.  He is also a director of Coastal Petroleum.


                                      42.2

                  (2)      Directorships.

                           See subparagraph (1), above.

         (f)      Involvement in Certain Legal Proceedings.

                  None.

         (g)      Promoters and Control Persons.

                  Not applicable.

Item 11. Executive Compensation.

         The following table sets forth certain summary information concerning the compensation of Mr. Benjamin W. Heath, President and Chief Executive Officer of the Company. No other executive officers of the Company earned in excess of $100,000 during fiscal year 1996.


------------------------------------------------------------------------------------------------------------------------------------
                                                              Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------

                                                     Annual Compensation
                 Name and                                                                   Long Term                All Other
            Principal Position                   Year               Salary ($)         Compensation Award          Compensation
                                                                                        Options/SARs(#)              ($) (1)
---------------------------------------- -------------------- --------------------- ------------------------- ----------------------
     Benjamin W. Heath, President                1996                40,000                       -                   12,000
     and Chief Executive Officer                 1995                40,000                  60,000                   12,000
                                                 1994                26,250                       -                    9,937
---------------------------------------- -------------------- --------------------- ------------------------- ----------------------

(1)      Reimbursement  for office expense $6,000 in 1996,  1995 and 1994.  Payment to SEP-IRA pension plan $6,000 in 1996 and 1995, and $3,937 in 1994.


(c)      Options/SAR Grants

         None.

(d)      Aggregated Option/SAR Exercises and  Fiscal Year Option/SAR Value Table

         The following table provides information about stock options exercised during fiscal 1996.

  -------------------------  --------------------  ----------------  --------------------------------  -----------------------------
                                                                                                           Value of Unexercised
                                   Shares                                 Number of Unexercised                 In-The-Money
                                  Acquired              Value                 Options/SARs                      Options/SARs
                               On Exercise (#)      Realized ($)          at December 31, 1996            at December 31, 1996 ($)
  -------------------------  --------------------  ----------------  --------------------------------  -----------------------------
            Name                                                      Exercisable     Unexercisable     Exercisable    Unexercisable
  -------------------------  --------------------  ----------------  --------------  ----------------  --------------  -------------
  Benjamin W. Heath                  -0-                 -0-            72,000              -             171,000            -
  -------------------------  --------------------  ----------------  --------------  ----------------  --------------  -------------

(e)       Long-Term Incentive Plan ("LTIP") Awards Table

          Not applicable.


                                      42.3

(f)       Defined Benefit or Actuarial Plan Disclosure

          Not applicable.

(g)       Compensation of Directors

         John D. Monroe received a director's fee of $15,000 for the year 1996. Mr. Monroe is the only director who receives directors' fees.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

          Not applicable.

(i)       Report on Repricing of Options/SARs

          Not applicable.

(j)       Compensation Committee Interlocks and Insider Participation

         The entire board of directors constitutes the compensation committee. Benjamin W. Heath and Phillip W. Ware are directors and the Presidents, respectively, of Coastal Caribbean and Coastal Petroleum. Mr. C. Dean Reasoner, a director until his resignation on March 20, 1997, is a partner in the law firm of Reasoner, Davis & Fox which was paid $102,000 for legal services rendered in 1996.

         Mr. Heath also serves as a director of MPC, MPAL and Canada Southern Petroleum Ltd. ("CSP"). Mr. Heath is also Chairman of M PAL. During 1996, the law firm of Reasoner, Davis & Fox also rendered services to MPC and CSP. Mr. Reasoner also resigned as a director of MPC, MPAL and CSP during March 1997.

(k)       Board Compensation Committee Report on Executive Compensation.

          Not applicable.

(l)       Performance Graph

          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth information as to the number of shares of the Company's Stock owned beneficially as of April 22, 1997 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company.


                                      42.4

Name and address of                Amount and nature
    beneficial owner            of beneficial ownership       Percent of class**
                             Shares held    Shares subject
                               directly        to option

Leon S. Gross                  4,190,031           -                10.46
3900 Ford Road
Philadelphia, PA  19131

Lykes Minerals Corp.               -          7,800,000*            16.3**
111 East Madison Street
P.O. Box 1690
Tampa, FL   33601
---------------

*        Under  certain  agreements  with  the  Company,  Lykes  Minerals  Corp.
         ("Lykes") has options to purchase shares of Coastal Petroleum, and to exchange shares of Coastal Petroleum for shares of the Company. At
         April 22, 1997, Lykes had purchased a total of 78 shares which are convertible into 7,800,000 shares of the Company.

** Assumes all outstanding options are exercised to acquire shares of the Company.

         (b)      Security Ownership of Management.

         The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at April 22, 1997 by each director of the Company and by all directors and executive officers as a group:

                                          Amount and Nature of
      Name of                             Beneficial Ownership
     Individual                        Shares held                    Percent of
      or Group                          directly         Options         Class

Charles T. Collis                         17,758          60,000           *
Nicholas B. Dill                             ---             ---
Benjamin W. Heath                         20,000          72,000           *
John D. Monroe                               400          60,000           *
Phillip W. Ware                            3,791         120,000           *
Directors and executive officers
 as a group (a total of 6 persons)        52,034         362,000          1.2%
---------------
*   Less than 1%.


                                      42.5

         (c)      Changes in Control.

                  The Company is aware of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

         (a)      Transactions with management and others.

                  None.

         (b)      Certain business relationships.

Reasoner, Davis & Fox

         The Company retained the services of the law firm of Reasoner, Davis & Fox, of which Mr. C. Dean Reasoner, a director of the Company until his resignation on March 20, 1997, is a partner. Fees for legal services rendered to the Company by Reasoner, Davis & Fox amounted to $102,000 for the year 1996. In addition, Reasoner, Davis & Fox is entitled to contingent fees payable in connection with Coastal Petroleum's litigation against the State of Florida of
2.0 percent of any net recovery from execution on or satisfaction of judgment or from settlement of this lawsuit.

G&O'D INC

         During the year 1996, $169,632 was paid or accrued for accounting and administrative services, office facilities and support staff provided to the Company by G&O'D INC, a firm that was owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. The services rendered by G&O'D INC to the Company include the following: preparation and filing of all reports required by Federal and State governments, preparations of reports and registration statements required under the Federal securities laws; preparation and filing of interim, special and annual reports to shareholders; maintaining corporate ledgers and records; furnishing office facilities and record retention. G&O'D is also responsible for the investment of the Company's available funds and other banking relations and securing adequate insurance to protect the Company. G&O'D is responsible for the preparation and maintenance of all the minutes of any directors' and shareholders' meetings, arranging all meetings of directors and shareholders, coordinating the activities and services of all companies and firms rendering services to the Company, responding to stockholder inquiries, and such other services as may be requested by the Company. G&O'D maintains and provides current information about the Company's activities so that the directors of the Company may keep themselves informed as to the Company's activities. G&O'D's fees are based on the time spent in performing these services to the Company.


                                      42.6

Royalty Interests

         The State of Florida oil, gas and mineral leases held by Coastal Petroleum on approximately 3,700,000 acres of submerged lands along the Gulf Coast and certain inland lakes and rivers are subject to certain overriding royalties aggregating 1/16th as to oil, gas and sulphur, and 13/600ths as to minerals other than oil, gas and sulphur. Of the overriding royalties as to oil, gas and sulphur, a 1/90th overriding royalty, and of the overriding royalties on minerals other than oil, gas and sulphur, a 1/60th overriding royalty, is held by Johnson & Company, a Connecticut partnership which is used as a nominee by the members of the family of the late William F. Buckley. A trust, in which Mr. Heath has a 54.4 percent beneficial interest, and C. Dean Reasoner (a director until his resignation on March 20, 1997) have beneficial interests in such royalty interest held by Johnson & Company. No payments have been made to Johnson & Company (or to the beneficial owners of such royalty interests) in more than thirty years.

         In 1990, Coastal Petroleum granted to officers 3.4% of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

                                                         Relationship to
                            Percent of                   Coastal Petroleum
Name                       Net Recovery                  at Date of Grant

Benjamin W. Heath              1.25                 Chairman of Board
Phillip W. Ware                1.25                 President
Arthur B. O'Donnell            0.30                 Vice President and Treasurer
James R. Joyce                 0.30                 Assistant Treasurer
James J. Gaughran              0.30                 Secretary

         (c)      Indebtedness of Management

                  No officer or director was indebted to the Company or any subsidiary in an aggregate amount that exceeded $60,000 during fiscal 1996.

         (d)      Transactions with Promoters.

                  Not applicable.


                                      42.7