Form 10-Q
period 1997-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1997-07-28
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                               ----------------------------------------

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

            BERMUDA                                                NONE
 ................................                            ....................
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda                  NONE
 ................................................................................
     (Address of principal executive offices)                   (Zip Code)

                                                   441-295-1422
 ................................................................................
              (Registrant's telephone number, including area code)

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

                                                        X Yes          No

         The number of shares outstanding of the issuer's single class of common stock as of July 17, 1997 was 40,056,358.

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                                  ----                ----

                                 ASSETS

Current assets:
  Cash and cash equivalents                                                  $     218,718       $     424,330
  Accounts and interest receivable                                                 139,081             105,115
  U.S. Government securities                                                     2,672,611           3,341,820
  Prepaid insurance                                                                134,388             178,868
                                                                             -------------        ------------
          Total current assets                                                   3,164,798           4,050,133
                                                                             -------------        ------------

U.S. Government securities                                                       2,000,346           2,001,441

Unproved oil, gas and mineral properties (full cost method)                      4,273,879           3,943,520

Other                                                                               26,503              25,644
                                                                             -------------        ------------
                                                                              $  9,465,526         $10,020,738
                                                                              ============         ===========



                  LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                   $      65,693        $    262,422
                                                                             -------------        ------------

Minority interests
                                                                                         -                   -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056, 358 and 40,046,358 shares                                4,806,763           4,805,563
  Capital in excess of par value                                                28,693,033          28,442,983
                                                                              ------------        ------------
                                                                                33,499,796          33,248,546
  Deficit accumulated during development stage                                 (24,099,963)        (23,490,230)
                                                                              -------------       -------------
  Total shareholders' equity                                                     9,399,833           9,758,316
                                                                              ------------        ------------
                                                                              $  9,465,526         $10,020,738
                                                                              ============         ===========

                         PART 1 - FINANCIAL INFORMATION


                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                                     From inception
                                                  Three months ended                  Six months ended               (Jan. 31, 1953)
                                                  ------------------                  ----------------
                                                       June 30,                           June 30,                     to June 30,
                                                       --------                           --------                     -----------
                                                1997               1996            1997               1996                1997
                                                ----               ----            ----               ----                ----


  Interest and other income                    $72,159            $34,344         $154,617            $35,192            $3,381,274
                                               -------            -------         --------            -------            ----------

  Expenses:
    Legal fees and costs                       162,939            121,741          321,151            221,509            10,744,275
    Administrative expenses                    103,021             81,413          226,411            166,004             6,147,938
    Salaries                                    39,000             36,167           78,000             75,667             2,672,278
    Shareholder communications                  93,934             47,604          128,733             61,175             3,377,120
    Exploration costs                            2,503              5,628           10,055              5,651               710,091
    Lawsuit judgments                                -                  -                -                  -             1,941,916
    Minority interests                               -                  -                -                  -              (632,974)
    Other                                            -                  -                -                  -               364,865
    Contractual services                             -                  -                -                  -             2,155,728
                                          --------------     --------------   --------------     --------------           ---------
                                               401,397            292,553          764,350            530,006            27,481,237
                                               -------           --------          -------          ---------            ----------

  Net loss                                   $(329,238)         $(258,209)       $(609,733)         $(494,814)
                                             ==========         ==========       ==========         ==========

  Deficit accumulated during
    development stage                                                                                                  $(24,099,963)

  Average number of shares
    outstanding                             40,056,358         36,709,995       40,054,929         35,275,839
                                            ==========         ==========       ==========         ==========

  Net loss per share                           $(.01)             $(.01)           $(.02)             $(.01)
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


                                                                                                  From inception
                                                                  Six months ended                (Jan. 31, 1953)
                                                                             June 30,               to June 30,

                                                             1997                 1996                 1997
                                                             -----                -----                ----

Operating activities:
Net loss                                                     $(609,733)           $(494,814)        $(24,099,963)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                    -             (632,974)
    Exploration and other                                            -                    -              755,974
    Net change in:
       Accounts receivable                                     (33,966)             (19,090)            (139,081)
       U.S. Government securities                              669,209             (497,969)          (2,672,611)
       Prepaid insurance                                        44,480                7,183             (134,388)
       Current liabilities                                    (196,729)              22,185               65,693
       Other                                                      (859)              34,321              472,402
                                                             ----------          -----------         ------------
Net cash used for operating activities                        (127,598)            (948,184)         (26,384,948)
                                                             ----------          -----------         ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (330,359)             (18,837)          (4,273,879)
  Reimbursement of lease rentals and
    other expenses                                                   -                    -            1,243,086
  Sale (purchase) U.S. Government securities                     1,095                    -           (2,000,346)
  Purchase of fixed assets                                           -                    -              (61,649)
                                                             ----------          -----------         ------------
Net cash provided by (used for) investing activities
                                                              (329,264)             (18,837)          (5,092,788)
                                                             ----------          -----------         ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -            6,357,313           26,342,205
  Shares issued upon exercise of
    options                                                     11,250               13,500              884,249
  Sale of shares by subsidiary                                       -                    -              750,000
  Sale of subsidiary shares                                    240,000              240,000            3,720,000
                                                            -----------          ----------          -----------
Net cash provided by
  financing activities                                         251,250            6,610,813           31,696,454
                                                            -----------          ----------          -----------
Net increase (decrease) in cash
  and cash equivalents                                        (205,612)           5,643,792              218,718
Cash and cash equivalents at
  beginning of period                                          424,330              247,452                    -
                                                            -----------          ----------          -----------
Cash and cash equivalents at
  end of period                                             $  218,718           $5,891,244          $   218,718
                                                            ===========          ==========          ===========

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 1   -    Financial Statements

         The information for the three and six month periods ended June 30, 1997 and 1996 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.3 million at June 30, 1997. The Company has been and continues to be involved in several legal proceedings which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Liquidity and Capital Resources

                              Short Term Liquidity

         At June 30, 1997, Coastal Caribbean had working capital of approximately $5.1 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $500,000 for 1997 and $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During 1997, the Company has spent approximately $330,000 under its continuing program to identify potential drilling prospects.

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

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations

Three month period ended June 30, 1997 vs. June 30, 1996

         The Company incurred a loss of $329,000 for the 1997 quarter, compared to a loss of $258,000 for the comparable 1996 quarter.

         Interest income and other income increased from $34,000 in 1996 to $72,000 in 1997 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 34% to $163,000 for the 1997 quarter, compared to $122,000 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit, (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests, and (3) preparation for the September 29, 1997 administrative hearing regarding the issuance of the pending drilling permit.

         Administrative expenses increased 27% to $103,000 in 1997 from $81,000 in the prior quarter. The primary reason for the increase is the first time purchase of directors' and officers' liability insurance in 1996.

         Shareholder communications increased 97% from $48,000 in 1996 to $94,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report. In addition, the cost of printing and mailing also increased in 1997 because of the size of the documents and the number of mailings.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Six month period ended June 30, 1997 vs. June 30, 1996

         The Company incurred a loss of $610,000 for the 1997 period, compared to a loss of $495,000 for the comparable 1996 period.

         Interest income and other income increased from $35,000 in 1996 to $155,000 in 1997 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 45% to $321,000 for the 1997 period, compared to $222,000 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit, (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests, and (3) preparation for the September 29, 1997 administrative hearing regarding the issuance of the pending drilling permit.

         Administrative expenses increased 36% to $226,000 in 1997 from $166,000 in the prior period. The primary reason for the increase is the first time purchase of directors' and officers' liability insurance in 1996. In addition, accounting and auditing fees also increased during the 1997 period.

         Shareholder communications increased 110% from $61,000 in 1996 to $129,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report. In addition, the cost of printing and mailing also increased in 1997 because of the size of the documents and the number of mailings.

         Exploration costs increased from $6,000 in 1996 to $10,000 in 1997 in connection with the Company's continuing program to identify potential drilling prospects.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 4   -    Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

         (a) On June 23, 1997, the Company held its Annual Meeting of Shareholders. The meeting was adjourned until July 25, 1997 with respect to the proposal to amend and restate the Bye-laws of the Company.

         (b) Directors Charles T. Collis, Nicholas B. Dill, Benjamin W. Heath, John D. Monroe and Phillip W. Ware were reelected. In accordance with the amended and restated Bye-laws of the Company, a classified Board of Directors was elected. The results of the votes cast by the Company's shareholders were as follows:

                                        Number of Shares Voted                  Number of Shareholders Voting
Nominee                                For                Withheld                For                 Withheld

Class I  Directors - Terms Expire at the 1998 Annual Meeting
Nicholas B. Dill                      28,699,489            5,573,600              2,981                  170

Class II  Directors - Terms Expire at the 1999 Annual Meeting
Benjamin W. Heath                     28,697,762            5,575,327              2,980                  171
Phillip W. Ware                       28,717,588            5,555,501              2,981                  170

Class III  Directors - Terms Expire at the 2000 Annual Meeting
Charles T. Collis                     28,513,974            5,759,115              2,808                  173
John D. Monroe                        28,703,870            5,569,219              2,980                  171

         (c) The firm of Ernst & Young LLP was approved as the Company's independent auditors for the fiscal year ending December 31, 1997. The results of the votes cast by the Company's shareholders were as follows:

                  Number of Shares Voted                                 Number of Shareholders Voting
                  ----------------------                                 -----------------------------
        For               Against            Abstain               For              Against            Abstain
        ---               -------            -------               ---              -------            -------

    29,278,974           4,620,292           343,823              2,804               86                  91

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 4   -    Submission of Matters to a Vote of Security Holders (Cont'd)
              ------------------------------------------------------------

         (d) The vote on the proposal to amend and restate the Company's Bye-laws which was adjourned until July 25, 1997 was as follows:

                  Number of Shares Voted                                 Number of Shareholders Voting
                  ----------------------                                 -----------------------------
        For               Against            Abstain               For              Against            Abstain
        ---               -------            -------               ---              -------            -------

    14,446,907           14,121,382          852,519              3,078               299                 90

         (e)  The  proposal  to  Increase  the   Authorized   Common   Stock  to
250,000,000 shares was approved. The results of the votes cast by the Company's shareholders were as follows:

                  Number of Shares Voted                                 Number of Shareholders Voting
                  ----------------------                                 -----------------------------
        For               Against            Abstain               For              Against            Abstain
        ---               -------            -------               ---              -------            -------

    18,610,750          15,134,976           527,363              2,386               413                182


         (f) The proposal to Authorize 10,000,000 Shares of Preferred Stock was not approved. The results of the votes cast by the Company's shareholders were as follows:

                  Number of Shares Voted                                 Number of Shareholders Voting
                  ----------------------                                 -----------------------------
        For               Against            Abstain               For              Against            Abstain
        ---               -------            -------               ---              -------            -------

    10,838,290          15,252,149           661,452              2,325               469                187

ITEM 5   -    Other Information

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The new legislation requires that a surety will now be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the Department of Environmental Protection and as set up by the Governor and Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year.

         The Governor and Cabinet are scheduled to meet on August 26, 1997 to set a surety amount with respect to the Company's drilling permit.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1997

ITEM 5   -    Other Information (Cont'd)
              --------------------------

         The Company believes that the law does not apply to its drilling permits. If it is determined that the new law does apply, then the Company believes the surety should be based on objective and supportable criteria and facts.

ITEM 6   -    Exhibits and Reports on Form 8-K
              --------------------------------

         (a) On April 9, 1997, the Company filed a Current Report on Form 8-K to report that Mr. Nicholas B. Dill was elected a director to fill the vacancy on the board created by Mr. C. Dean Reasoner's resignation on March 20, 1997.

         (b) On June 27, 1997, the Company filed a Current Report on Form 8-K to report the following: (1) five directors were re-elected at the Company's Annual Meeting on June 23, 1997, (2) the appointment of Ernst & Young LLP as auditors was approved, (3) the proposal to increase the authorized common stock to 250 million shares was approved, (4) the proposal to authorize 10 million shares of preferred shares was not approved, and (5) the meeting was adjourned until July 25, 1997 for additional consideration of the proposal to amend and restate the Bye-laws of the Company.

         (c) On July 2, 1997, the Company filed a Current Report on Form 8-K to report that on June 27, 1997, an administrative judge denied a motion to relinquish jurisdiction for a hearing scheduled on September 29, 1997 regarding Coastal Petroleum Company's drilling permit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                       Registrant




Date:  July 28, 1997                    By  /s/ James R. Joyce
                                             ------------------
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer