Form 10-Q
period 1997-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1997-10-24
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               -------------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ................................................................................
             (Exact name of registrant as specified in its charter)

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

                                                         X  Yes               No

         The number of shares outstanding of the issuer's single class of common stock as of October 20, 1997 was 40,056,358.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                              September 30,        December 31,
                                                                                  1997                 1996
                                                                                  ----                 ----

                                 ASSETS

Current assets:
  Cash and cash equivalents                                                  $    125,840        $     424,330
  Accounts and interest receivable                                                  53,650             105,115
  U.S. Government securities                                                     2,212,516           3,341,820
  Prepaid insurance                                                                227,990             178,868
                                                                             -------------       -------------
          Total current assets                                                   2,619,996           4,050,133
                                                                             -------------       -------------

U.S. Government securities                                                       1,999,792           2,001,441

Unproved oil, gas and mineral properties (full cost method)                      4,385,546           3,943,520

Other                                                                               26,634              25,644
                                                                             -------------       -------------
                                                                                $9,031,968         $10,020,738



                  LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                   $     110,719       $     262,422
                                                                             -------------       -------------

Minority interests
                                                                                         -                   -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056, 358 and 40,046,358 shares                                4,806,763           4,805,563
  Capital in excess of par value                                                28,693,032          28,442,983
                                                                             -------------       -------------
                                                                                33,499,795          33,248,546
  Deficit accumulated during development stage                                 (24,578,546)        (23,490,230)
                                                                             -------------       -------------
  Total shareholders' equity                                                     8,921,249           9,758,316
                                                                             -------------       -------------
                                                                             $   9,031,968       $  10,020,738
                                                                             =============       =============

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                                          From
                                                                                                                        inception
                                                Three months ended                     Nine months ended             (Jan. 31, 1953)
                                                ------------------                     -----------------
                                                   September 30,                         September 30,                to Sept. 30,
                                                   -------------                         -------------                ------------
                                              1997               1996               1997               1996               1997
                                              ----               ----               ----               ----               ----



  Interest and other income                  $66,713            $78,698            $221,330           $113,890            3,447,987
                                             -------            -------            --------           --------            ---------

  Expenses:
    Legal fees and costs                     329,379            115,112             650,530            336,621           11,073,654
    Administrative expenses                  107,684             78,677             334,095            244,681            6,255,622
    Salaries                                  39,000             36,500             117,000            112,167            2,711,278
    Shareholder communications                40,298             21,524             169,031             82,699            3,417,418
    Exploration costs                         28,935             17,955              38,990             23,606              739,026
    Lawsuit judgments                              -                  -                   -                  -            1,941,916
    Minority interests                             -                  -                   -                  -             (632,974)
    Other                                          -                  -                   -                  -              364,865
    Contractual services                           -                  -                   -                  -            2,155,728
                                           ----------         ----------        ------------         ----------          -----------
                                             545,296            269,768           1,309,646            799,774           28,026,532
                                           ----------         ----------        ------------         ----------          -----------

  Net loss                                 $(478,583)         $(191,070)        $(1,088,316)         $(685,884)
                                           ==========         ==========        ============         ==========

  Deficit accumulated during
    development stage                                                                                                   $24,578,546
                                                                                                                        ===========
  Average number of shares
    outstanding                            40,056,358         40,046,358         40,055,358          36,706,995
                                           ==========         ==========         ==========          ==========

  Net loss per share                         $(.01)             $( - )             $(.03)              $(.02)
                                             ======             ======             ======              ======

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (unaudited)


                                                                                                  From inception
                                                                 Nine months ended                (Jan. 31, 1953)
                                                                   September 30,                    to Sept. 30,
                                                             1997                 1996                 1997
                                                             -----                -----                ----

Operating activities:
Net loss                                                   $(1,088,316)        $   (685,884)        $(24,578,546)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                    -             (632,974)
    Exploration and other                                            -                    -              755,974
    Net change in:
       Accounts receivable                                      51,465              (37,805)             (53,650)
       U.S. Government securities                            1,129,304           (5,343,814)          (2,212,516)
       Prepaid insurance                                       (49,122)             (52,725)            (227,990)
       Current liabilities                                    (151,703)             (12,152)             110,719
       Other                                                      (991)              34,193              472,270
                                                           ------------        -------------        -------------
Net cash used for operating activities                        (109,363)          (6,098,187)         (26,366,713)
                                                           ------------        -------------        -------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (442,026)            (189,360)          (4,385,546)
  Reimbursement of lease rentals and
    other expenses                                                   -                    -            1,243,086
  U.S. Government securities purchased                               -                    -           (1,999,792)
  Purchase of fixed assets                                       1,649                    -              (61,649)
                                                           ------------        -------------        -------------
Net cash provided by (used for) investing activities
                                                              (440,377)            (189,360)          (5,203,901)
                                                            -----------        -------------        -------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -            6,356,326           26,342,205
  Shares issued upon exercise of
    options                                                     11,250               13,500              884,249
  Sale of shares by subsidiary                                       -                    -              750,000
  Sale of subsidiary shares                                    240,000              240,000            3,720,000
                                                           ------------        -------------        -------------
Net cash provided by
  financing activities                                         251,250            6,609,826           31,696,454
                                                           ------------        -------------        -------------
Net increase (decrease) in cash
  and cash equivalents                                        (298,490)             322,279              125,840
Cash and cash equivalents at
  beginning of period                                          424,330              247,452                    -
                                                           ------------        -------------        -------------
Cash and cash equivalents at
  end of period                                             $  125,840          $   569,731         $    125,840
                                                            ==========          ===========         ============

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1997

ITEM 1   -    Financial Statements

         The information for the three and nine month periods ended September 30, 1997 and 1996 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.4 million at September 30, 1997. The Company has been and continues to be involved in several legal proceedings which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Liquidity and Capital Resources

                              Short Term Liquidity

         At September 30, 1997, Coastal Caribbean had cash and securities of approximately $4.3 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1997

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $600,000 for 1997 and $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During 1997, the Company has spent approximately $442,000 under its continuing program to identify potential drilling prospects.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of a drilling permit. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

         1.       Obtain a federal drilling permit.

         2. Finance drilling of the well, which is estimated to cost approximately $5 million.

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
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations

Three month period ended September 30, 1997 vs. September 30, 1996

         The Company incurred a loss of $479,000 for the 1997 quarter, compared to a loss of $191,000 for the comparable 1996 quarter.

         Interest income and other income decreased 15% from $79,000 in 1996 to $67,000 in 1997 because less funds were available for investment during the 1997 period.

         Legal fees and costs increased 186% to $329,000 for the 1997 quarter, compared to $115,000 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit, (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests, and (3) preparation for the October 20, 1997 administrative hearing regarding the issuance of the pending drilling permit.

         Administrative expenses increased 37% to $108,000 in 1997 from $79,000 in the prior quarter. The amount of directors' and officers' liability insurance was increased in 1997.

         Shareholder communications increased 87% from $22,000 in 1996 to $40,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report. In addition, the cost of printing and mailing also increased in 1997 because of the size of the documents and the number of mailings.

         Exploration costs increased 61% from $18,000 in 1996 to $29,000 in 1997 in connection with the Company's continuing program to identify potential drilling prospects.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Nine month period ended September 30, 1997 vs. September 30, 1996

         The Company incurred a loss of $1,310,000 for the 1997 period, compared to a loss of $686,000 for the comparable 1996 period.

         Interest income and other income increased 94% from $114,000 in 1996 to $221,000 in 1997 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 94% to $651,000 for the 1997 period, compared to $337,000 in the prior period. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit, (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests, and (3) preparation for the October 20, 1997 administrative hearing regarding the issuance of the pending drilling permit.

         Administrative expenses increased 37% to $335,000 in 1997 from $245,000 in the prior period. The primary reason for the increase is the first time purchase of directors' and officers' liability insurance in 1996 and an increase in the amount of coverage in 1997. In addition, accounting and auditing fees also increased during the 1997 period.

         Shareholder communications increased 104% from $83,000 in 1996 to $169,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report. In addition, the cost of printing and mailing also increased in 1997 because of the size of the documents and the number of mailings.

         Exploration costs increased 65% from $24,000 in 1996 to $39,000 in 1997 in connection with the Company's continuing program to identify potential drilling prospects.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1997

ITEM 5   -    Other Information

         On October 20, 1997, an administrative hearing commenced on Coastal Petroleum Company's drilling permit application and the appeal of the $4.25 billion surety requirement.

ITEM 6   -    Exhibits and Reports on Form 8-K

         On August 6, 1997, the Company filed a Current Report on Form 8-K reporting that on August 5, 1997, the First District Court of Appeal in Florida ruled against the Company in its appeal of the Circuit Court's decision that there was no taking of Coastal Petroleum Company's royalty acreage.

         On September 2, 1997, the Company filed a Current Report on Form 8-K reporting that the Company's majority owned subsidiary, Coastal Petroleum Company, advised the State of Florida that its petroleum consultants had evaluated the offshore St. George Island prospect and estimated the structure to contain 2.19 billion barrels of oil in place with 546 million barrels recoverable. The Company disclosed this evaluation in connection with a pending drilling permit application to test the prospect.

         On September 10, 1997, the Company filed a Current Report on Form 8-K reporting that Florida's governor and cabinet established a $4.25 billion surety requirement as a condition for the issuance of Coastal Petroleum Company's outstanding drilling permit.

         On September 23, 1997, the Company filed a Current Report on Form 8-K reporting that an Administrative Law Judge rescheduled a public hearing on Coastal Petroleum Company's offshore drilling permit application from September 29, 1997 to October 20, 1997. The Judge combined the permit case with the administrative appeal of the state's recently enacted $4.25 billion surety requirement.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                      Registrant




Date:  October 24, 1997                  By  /s/ James R. Joyce
                                             -----------------------------------
                                                 James R. Joyce
                                                 Treasurer and Chief Accounting
                                                 and Financial Officer