Form 10-K405
period 1997-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1998-02-26
CIK 21239

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1997
                          --------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE  ACT OF  1934  [NO  FEE REQUIRED]

For the transition period from                       to

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

   Clarendon House
   Church Street
   Hamilton, Bermuda  HM DX                                          NONE

 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (441) 295-1422

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $60,006,000 (U.S.) at February 4, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, par value $.12 per share, 40,056,358 shares outstanding as of February 4, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement of Coastal Caribbean Oils & Minerals, Ltd. related to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1997, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.       Business.                                                       4

Item 2.       Properties.                                                     9

Item 3.       Legal Proceedings.                                             14

Item 4.       Submission of Matters to a Vote of Security Holders.           17


                                     PART II


Item 5.       Market for the Company's Common Stock
              and Related Stockholder Matters.                               18

Item 6.       Selected Financial Data.                                       20

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                 21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk     23

Item 8.       Financial Statements and Supplementary Data.                   24

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.                        42


                                    PART III


Item 10.      Directors and Executive Officers of the Company.               42

Item 11.      Executive Compensation.                                        42

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.                                                42

Item 13.      Certain Relationships and Related Transactions.                42

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.                                           43
--------------------
All monetary figures set forth are expressed in United States currency.

                                     PART I

Item 1.  Business.

         (a)      General Development of Business.

                  Coastal Caribbean Oils & Minerals, Ltd. (the "Company" or "Coastal Caribbean"), a Bermuda corporation, is engaged through its majority owned subsidiary in the exploration for oil and gas reserves. At December 31, 1997, Coastal Caribbean's principal asset was its subsidiary, Coastal Petroleum Company ("Coastal Petroleum"). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases.

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

                  Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions (the "Florida Litigation") in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety, and whether certain royalty interests owned by Coastal Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1997, the Company actively pursued the Florida Litigation. See Item 3. "Legal Proceedings" for a more complete discussion of the litigation.

                   In 1997, Coastal Petroleum continued its efforts to obtain a permit to drill an oil and gas exploration well (the St. George Island prospect) on its leases. Its application for such a permit was delayed by the Florida Department of Environmental Protection ("DEP") on the basis that further public hearings were required. Also during 1997, Coastal Petroleum filed 12 additional applications for drilling permits (1296-1307). Coastal Petroleum subsequently furnished additional data as requested by the DEP on these 12 applications, but objected to certain of the DEP requests for data. Coastal Petroleum has petitioned for a formal administrative hearing to resolve the dispute for additional data. The Company is continuing its program to evaluate its leases and identify potential drilling prospects. On November 6, 1997, additional hearings were concluded and a ruling is expected in late March or early April 1998. See Item 3. "Legal Proceedings." Coastal Petroleum spent approximately $504,000 in 1997 in connection with its program to identify potential drilling prospects.

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

                  Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 and has conducted more limited exploration since that time sufficient to meet the drilling requirements under the leases. In 1996, the company initiated a program to identify potential drilling prospects which continued into 1997. No commercial oil or gas discoveries have been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production. See "Item 2. "Properties."

                  (i)      Principal Products.

                           Not applicable.

                  (ii)     Status of Product or Segment.

                           Not applicable.

                  (iii)    Raw Materials.

                           Not applicable.

                  (iv)     Patents, Licenses, Franchises and Concessions Held.

                           See Item 2. "Properties."

                           The  acreage  covered  by  the  Company's  leases  is
located for the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest. See Item 2. The drilling requirements and annual lease rental obligations have been suspended by order of the Circuit Court of the Second Judicial District in Leon County.

                           In the  inverse  condemnation  litigation  now  being
appealed to the U.S. Supreme Court, the Company claims that the royalty interest has been taken by the State of Florida and that it is entitled to compensation for such taking. See "Item 3. Legal Proceedings."

                  (v)      Seasonality of Business.

                           The Company's business is not seasonal.

                  (vi)     Working Capital Items.

                           The majority of  the Company's current  assets are in
the form of cash and cash equivalents. See Item 8. "Financial Statements and Supplementary Data."

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

                  (xi)     Research and Development.

                           Not applicable.

                  (xii)    Environmental Regulation.

                           The operations of Coastal Caribbean  and its right to
obtain interests in and hold properties or to do business may be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which may be adopted by the jurisdictions in which the Company carries on business. As discussed under Item 3. "Legal Proceedings," the State of Florida has enacted legislation that Coastal Petroleum believes has had the effect of confiscating Coastal Petroleum's royalty interest. Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with by leaseholders such as Coastal Petroleum. It is not possible to predict the nature of any further legislation or regulation that might ultimately be adopted or its effects upon the future operations of Coastal Caribbean or Coastal Petroleum.

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

                  (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                           (1)      Identifiable Assets.

                                    All of the  Company's  assets are located in
the United  States.  See Item 1(a) "General Development of Business."

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

         Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 and has conducted more limited exploration since that time until 1996. The amount of exploration expenditures during  the  years  1997,  1996 and  1995 was  $504,000,  $282,000  and  $3,000,
respectively. Coastal Petroleum believes all drilling and exploration obligations imposed by Coastal Petroleum leases have been satisfied to date.

         As a result of events discussed below, Coastal Petroleum believes its royalty interest effectively has been confiscated by the State of Florida. On July 23, 1990, Coastal Petroleum filed a complaint against the State of Florida (the "State") in the Circuit Court of the Second Judicial Circuit in Leon County, Florida seeking full compensation for the confiscation of its petroleum and mineral leases. On August 5, 1996, the Court ruled in favor of the State and Coastal Petroleum has filed an appeal of the decision. On August 6, 1997, Florida's First District Court of Appeal ruled against the Company. On January 28, 1998, the Florida Supreme Court refused to review the decision. The lawsuit was initiated in response to (i) a policy adopted by the Governor and Cabinet on May 8, 1990 prohibiting drilling, exploration or production of oil and gas resources in the sovereign waters of the State of Florida and (ii) a Florida statute effective August 1, 1990 prohibiting petroleum production from offshore Florida acreage. Pre-existing leases, such as Coastal Petroleum's leases, are exempt from the prohibition of this law. See Item 3. "Legal Proceedings."

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

         Under the terms of the 1976 settlement agreement, the two leases (224-A and 224-B) bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area: (1) The inner area, including rivers, bays, and harbors, extends seaward from the Florida shoreline a distance of 4.36 statute miles (5,280 feet per statute mile) into the Gulf, covers approximately 2.25 million acres, and is subject to a royalty interest payable to Coastal Petroleum. This interest is a 6 1/4% royalty on the wellhead value of all oil and gas, 25 cents per long ton on sulfur, receivable in cash or in kind at Coastal Petroleum's option, and a 5% royalty on production or the market value of other minerals. (2) The middle area, three statute miles wide and covering more than 800,000 acres, was released by Coastal Petroleum to the Trustees, and Coastal Caribbean has no further interest in the area. (3) Coastal Petroleum presently owns a 100% working interest in the outside area, which extends seaward an additional three statute miles and borders federal offshore acreage. This area, exceeding 800,000 acres, remains subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The Florida legislature has enacted statutes designed to protect the Big Bend Seagrass Aquatic Preserve, an area covering approximately one quarter of Coastal Petroleum's working interest area. However, the legislation and legislative history recognize and preserve Coastal Petroleum's prior rights as granted by the leases.

         Coastal Petroleum retains a 100% working interest in 450,000 acre Lake Okeechobee which is a part of Lease 248 and which is also subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. Pursuant to its settlement with the State of Florida in 1976, Coastal Petroleum agreed not to conduct exploration, drilling or mining operations on Lake Okeechobee without the prior approval of the State. As to the balance of this lease, covering approximately 200,000 acres, Coastal Petroleum retains royalty interests of 6 1/4% on oil, gas and sulfur and 5% on other minerals.

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

         In 1992 Coastal Petroleum was granted an additional geophysical permit for seismic, gravity and magnetic work, on its offshore leases. Magnetics were run on a large portion of 224-A. Work was suspended for a few months and the DNR ruled that a new permit application would be required to renew operations. Coastal Petroleum's new application for a geophysical permit received approval in January 1997. The Company began the magnetic work during January 1998 and has filed for a one year extension of time to complete the work.

         See Item 3. "Legal Proceedings" for a discussion of the impact of the current status of the Florida Litigation on exploration activities.

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 1997:

                          Acreage after 1976 Settlement

                             Current                Current            Current
                             Working                Royalty             Annual
                            Interest               Interest             Rental
224-A and 224-B              800,000              2,250,000            $39,261
248                          450,000                200,000             19,986
                           ---------              ---------            -------
                           1,250,000              2,450,000            $59,247
                           =========              =========            =======

                    Acreage under lease at December 31, 1997

                              Gross Acres (*)                 Net Acres (**)
                       Undeveloped     Developed        Undeveloped    Developed
Working interest        1,250,000         -0-            1,250,000        -0-
Royalty interest        2,450,000         -0-              153,125        -0-
                        ---------        -----           ---------       -----
    Total               3,700,000         -0-            1,403,125        -0-
                        =========       =======          =========      =======

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

         The Company's undeveloped acreage as of December 31, 1997 was as follows:

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

(7)       Present Activities.

          The Company is continuing its program to evaluate its leases and identify potential drilling prospects.

(8)       Delivery Commitments.

          None.

Item 3.           Legal Proceedings.

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety, and whether certain royalty interests owned by Coastal Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. Also during 1997, Coastal Petroleum filed 12 additional applications for drilling permits (1296-1307). Coastal Petroleum subsequently furnished additional data as requested by the DEP on these 12 applications, but objected to certain of the DEP requests for data. Coastal Petroleum expects to petition the Division of Administrative Hearings to resolve the dispute.

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

         On September 10, 1996, the Court of Appeal issued an order to the Department to show cause why the permit should not be granted. On February 10, 1997, the court denied Coastal Petroleum's petition for a writ of certiorari.

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The new legislation requires that a surety will now be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the Department of Environmental Protection and as set up by the Governor and Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year. On September 9, 1997, the State of Florida set a new surety amount of $4.25 billion as a precondition for the issuance of the drilling permit.

         During 1997, the Company published a Notice of the DEP's intent to issue the permit. On October 20, 1997, a public hearing on the permit application was held and it was concluded on November 6, 1997. The hearing included the Company's appeal of the $4.25 billion surety requirement. A decision by the administrative law judge is expected by late March or early April 1998.

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

         A trial  was held  before  the  Circuit  Court of the  Second  Judicial
Circuit in Leon County (Tallahassee) from May 6-9, 1996 on the issue of the taking of the royalty interest. On August 5, 1996, the trial court ruled in favor of the State and found that there was no taking of Coastal Petroleum's royalty interest. Coastal Petroleum appealed that decision to the Court of Appeal and on August 6, 1997, the Court of Appeal ruled against the Company. On January 28, 1998, the Florida Supreme Court refused to review the decision. The Company expects to appeal this decision to the U.S. Supreme Court.

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

Counsel

         Mr. Robert J. Angerer of Tallahassee, Florida is Coastal Petroleum's trial counsel in the Florida Litigation. Mr. Angerer, age 51, is a graduate of the University of Michigan (B.S.E. 1969) and received his law degree with high honors from Florida State University in 1974. The firm of Reasoner & Fox of Washington, D.C. had also participated in the litigation. Mr. C. Dean Reasoner was a member of this firm and was also a director of Coastal Caribbean until his resignation on March 20, 1997.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                               Percent of net recovery
                  Reasoner & Fox                         2.0
                  Robert J. Angerer                      1.5
                  Other counsel                          2.5

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

                                                                                       Other Positions
                                   Office           Length of Service                   Held With The
          Name         Age          Held              as an Officer                       Company

Benjamin W. Heath      83         President        Since 1953             Director
Phillip W. Ware        48      Vice President      Since 1982             Director, President of Coastal Petroleum

James R. Joyce         57     Treasurer, Asst.     Since 1994             Secretary-Treasurer of Coastal Petroleum
                             Secretary and Chief
                              Financial Officer

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

1997          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------

High             4 3/4              2 1/2             2 1/8             2 3/8
Low             2 1/16             1 9/16            1 7/16             1 5/8
--------------------------------------------------------------------------------

1996          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------

High             2 3/8              2 5/8             3 3/8             3 1/2
Low              1 1/4             1 9/16             1 3/4            2 1/16
--------------------------------------------------------------------------------

         (b)      Holders.

                  The approximate number of record holders of the Company's common stock at February 4,1998 was approximately 12,900.

         (c)      Dividends.

                  The Company has never paid a dividend on its capital stock and will be unable to do so until its deficit, ($25,101,000 at December 31, 1997) is eliminated.

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

Item 6.           Selected Consolidated Financial Information

         The following selected consolidated financial information for the Company insofar as it relates to each of the five years in the period ended December 31, 1997 has been extracted from the Company's consolidated financial statements.



                                           1997             1996             1995            1994             1993
                                           ($)              ($)              ($)             ($)              ($)

Net loss                               (1,611,000)      (1,148,000)        (880,000)       (719,000)        (223,000)
                                       ===========      ===========        =========       =========        =========

Net loss per share
(Basic and Diluted)                          (.04)            (.03)            (.03)           (.02)            (.01)
                                             =====            =====            =====           =====            =====

Cash and securities available           3,749,000        5,789,000          308,000         648,000          682,000
                                        =========        =========        =========       =========        =========

Cost associated with leasehold
  interests in oil, gas and
  mineral properties (unproved)         4,395,000        3,944,000        3,689,000       3,689,000        3,689,000
                                        =========        =========        =========       =========        =========

Total assets                            8,462,000       10,021,000        4,128,000       4,375,000        4,662,000
                                        =========       ==========        =========       =========        =========

Shareholders' equity:
  Common stock                          4,807,000        4,805,000        4,004,000       4,004,000        4,004,000
  Capital in excess                    28,693,000       28,443,000       22,395,000      21,795,000       21,165,000
  Accumulated deficit                 (25,102,000)     (23,490,000)     (22,342,000)    (21,463,000)     (20,744,000)
                                      ------------     ------------     ------------    ------------     ------------
                                        8,398,000        9,758,000        4,057,000       4,336,000        4,425,000
                                        =========        =========        =========       =========        =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Liquidity and Capital Resources

                              Short Term Liquidity

         At December 31 1997, Coastal Caribbean had approximately $3.7 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1998, although the State may take actions that could lengthen that period. The Company has a program to evaluate its leases which is estimated to cost approximately $500,000 for 1998 and $500,000 for 1999, and is subject to the outcome of the Florida litigation. During 1997, the Company spent approximately $504,000 under the program to identify potential drilling prospects.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well (the St. George Island prospect) in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of a drilling permit. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

         1.       Obtain a federal drilling permit.

         2. Finance drilling of the well, which is estimated to cost approximately $5 million.

         3. Begin drilling the well within one year of the date the state permit is issued.

         In 1997, the Company filed 12 additional applications for drilling permits. The Company has objected to certain requests for additional data by the State of Florida DEP and the Company has petitioned for a formal administrative hearing to resolve the dispute.

         The Company does not currently have assets sufficient to fund all these expenditures to drill the St. George Island prospect and any other exploration wells, if all of the permits were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.

(2)      Results of Operations

         The Company has never had substantial revenues and has operated at a loss each year since its inception in 1953. The Company has been involved in litigation since 1968 and its total legal expenses have been approximately $2,123,000 during the period 1997, 1996 and 1995. The legal expenses incurred related primarily to the Florida Litigation. These fees can be expected to continue at the same or a higher level until the Florida Litigation is resolved. A termination date of this litigation cannot be predicted with any certainty at this time.

1997 vs. 1996

         The Company recorded a loss of $1,611,000 for 1997, compared to a loss of $1,148,000 in 1996.

         Interest income and other income increased to $279,000 in 1997 from $192,000 in 1996 due to the funds available for investment from the May 1996 rights offering to shareholders.

         Legal fees and costs increased 43% in 1997 to $1,047,000 compared to $731,000 in the prior year. These costs increased due to (1) the various appeals filed in connection with the State of Florida's opposition to the issuance of a drilling permit, (2) the appeal of the adverse decision that there has not been a taking of the Company's royalty interests, and (3) the October 1997 administrative hearing regarding the issuance of the pending drilling permit.

         Administrative expenses increased 32% in 1997 to $448,000 compared to $339,000 in 1996. The primary reason for the increase is the first time purchase of directors' and officers' liability insurance in 1996 and an increase in the amount of coverage in 1997 ($75,000). In addition, directors' fees increased by $19,000 in 1997.

         Shareholder communications increased 101% from $94,000 in 1996 to $188,000 in 1997. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the May 1996 rights offering prospectus in lieu of an annual report. In addition, the cost of printing and mailing also increased in 1997 because of the size of the documents and the number of mailings. In 1997, the Company also mailed a special report to shareholders.

         Exploration costs increased from $27,000 in 1996 to $53,000 in 1997 in connection with the Company's program to identify potential drilling prospects. These expenses do not include the exploration expenditures totaling $504,000 that were capitalized.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The information required by this item is not applicable to the Company until the fiscal year ending December 31, 1998.

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value from inception to December 31, 1997 and for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows from inception to December 31, 1997 and for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   ERNST & YOUNG LLP


Hartford, Connecticut
February 5, 1998

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)

                                                             December 31,

                                                          1997          1996
                                                      -----------   -----------
                      ASSETS

Current assets:
  Cash and cash equivalents                           $   316,333   $   424,330
  Accounts receivable                                      77,302       105,115
  U.S. Government securities                            3,433,035     3,341,820
  Prepaid insurance                                       213,840       178,868
                                                      -----------   -----------
          Total current assets                          4,040,510     4,050,133
                                                      -----------   -----------

U.S. Government securities                                      -     2,001,441
Unproved oil, gas and mineral properties
  (full cost method)                                    4,395,132     3,943,520
Other                                                      26,765        25,644
                                                      -----------   -----------
                                                      $ 8,462,407   $10,020,738
                                                      ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities            $    63,975   $   262,422
                                                      -----------   -----------

Minority interests                                              -             -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 40,056,358 and 33,363,632 shares      4,806,763     4,805,563
  Capital in excess of par value                       28,693,033    28,442,983
                                                      -----------   -----------
                                                       33,499,796    33,248,546
  Deficit accumulated during development
    stage                                             (25,101,364)  (23,490,230)
                                                      -----------   -----------
Total shareholders' equity                              8,398,432     9,758,316
                                                      -----------   -----------
                                                      $ 8,462,407   $10,020,738
                                                      ===========   ===========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. Dollars)


                                                                                                                        From
                                                                                                                      inception
                                                                                                                   (Jan. 31, 1953
                                                                  Year ended December 31,                         to December 31,)
                                                      1997                 1996                  1995                   1997
                                                  -----------          -----------             ---------
Interest and other income                         $   279,469          $   192,369             $  14,845             $ 3,506,126
                                                  -----------          -----------             ---------

Expenses:
  Legal fees and costs                              1,046,779              730,831               345,770              11,469,903
  Administrative expenses                             447,622              338,594               306,011               6,369,149
  Salaries                                            156,000              150,667               149,667               2,750,278
  Shareholder communications                          187,644               93,548                90,169               3,436,031
  Exploration costs                                    52,558               26,933                 2,804                 752,594
  Lawsuit judgments                                         -                    -                     -               1,941,916
  Minority interests                                        -                    -                     -                (632,974)
  Other                                                     -                    -                     -                 364,865
  Contractual services                                      -                    -                     -               2,155,728
                                                  -----------          -----------             ---------
                                                    1,890,603            1,340,573               894,421              28,607,490
                                                  -----------          -----------             ---------

Net loss                                          $(1,611,134)         $(1,148,204)            $(879,576)
                                                  ============         ============            ==========

Deficit accumulated during
  development stage                                                                                                 $(25,101,364)
                                                                                                                    =============
Net loss per share based on average
  number of shares outstanding during
  the period:
    Basic and Diluted EPS                            $(.04)               $(.03)                $(.03)
                                                     ======               ======                ======

Average number of shares outstanding
    (Basic and Diluted)                            40,055,589           37,477,617            33,363,632
                                                   ==========           ==========            ==========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                                         From
                                                                                                                       inception
                                                                                                                    (Jan. 31, 1953)
                                                                        Year ended December 31,                             to
                                                              1997               1996                1995            Dec. 31, 1997
                                                           -----------        -----------         ----------          ------------
Operating activities:
Net loss                                                  $(1,611,134)       $(1,148,204)         $(879,576)         $(25,101,364)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Minority interest                                               -                  -                  -              (632,974)
    Exploration and other                                           -                  -                  -               755,974
    Net change in:
       Accounts receivable                                     27,813            (98,278)             1,154               (77,302)
       Prepaid insurance and other                            (34,972)           (53,526)              (446)             (213,840)
       Current liabilities                                   (198,447)           191,210             32,792                63,975
       Other                                                   (1,121)            34,063            (59,708)              472,140
                                                           -----------        -----------         ----------          ------------
Net cash used for operating activities                     (1,817,861)        (1,074,735)          (905,784)          (24,733,391)
                                                           -----------        -----------         ----------          ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                         (451,612)          (254,952)                 -            (4,395,132)
  U.S. Government securities                                1,910,226         (5,343,261)                 -            (3,433,035)
  Reimbursement of lease rentals and
    other expenses                                                  -                  -                  -             1,243,086
  Purchase of fixed assets                                          -                  -                  -               (61,649)
                                                            ---------         -----------          --------            -----------
Net cash provided by (used) for investing activities
                                                            1,458,614         (5,598,213)                 -            (6,646,730)
                                                            ---------         -----------          --------            -----------

Financing activities:
  Sale of common stock less expenses                                -          6,356,326                  -            26,342,205
  Shares issued upon exercise of
    options                                                    11,250             13,500                  -               884,249
  Sale of shares by subsidiary                                      -                  -                  -               750,000
  Sale of subsidiary shares                                   240,000            480,000            600,000             3,720,000
                                                             --------          ---------           --------            ----------
Net cash provided by financing activities                     251,250          6,849,826            600,000            31,696,454
                                                             --------          ---------           --------            ----------
Net increase (decrease) in cash
  and cash equivalents                                       (107,997)           176,878           (305,784)              316,333
Cash and cash equivalents at
  beginning of period                                         424,330            247,452            553,236                     -
                                                             --------          ---------           --------            ----------
Cash and cash equivalents at
  end of period                                              $316,333           $424,330           $247,452              $316,333
                                                             ========           ========           ========              ========

                                                      See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
             From inception (January 31, 1953) to December 31, 1997

                                                                                                                      Capital in
                                                                       Number of                 Common                 Excess
                                                                         Shares                  Stock               of Par Value
                                                                       ----------              ----------            ------------
Shares issued for net assets and unrecovered costs
   at inception                                                         5,790,210              $  579,021             $ 1,542,868
Shares issued upon sales of common stock (Note 6)                      26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options (Note 6)                     510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                            54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                              84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                              95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                               -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                             -                       -                 117,025
                                                                       ----------              ----------             -----------
Balance at December 31, 1990                                           33,363,632               4,003,636              19,395,084
Sale of subsidiary shares (Note 2)                                              -                       -                 300,000
                                                                       ----------              ----------             -----------
Balance at December 31, 1991                                           33,363,632               4,003,636              19,695,084
Sale of subsidiary shares (Note 2)                                              -                       -                 390,000
                                                                       ----------              ----------             -----------
Balance at December 31, 1992                                           33,363,632               4,003,636              20,085,084
Sale of subsidiary shares (Note 2)                                              -                       -               1,080,000
                                                                       ----------              ----------             -----------
Balance at December 31, 1993                                           33,363,632               4,003,636              21,165,084
Sale of subsidiary shares (Note 2)                                              -                       -                 630,000
                                                                       ----------              ----------             -----------
Balance at December 31, 1994                                           33,363,632               4,003,636              21,795,084
Sale of subsidiary shares (Note 2)                                              -                       -                 600,000
                                                                       ----------              ----------             -----------
Balance at December 31, 1995                                           33,363,632               4,003,636              22,395,084
Sale of common stock                                                    6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                       -                       -                 480,000
Exercise of stock options                                                  10,000                   1,200                  12,300
                                                                       ----------              ----------             -----------
Balance at December 31, 1996                                           40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                       -                       -                 240,000
Exercise of stock options                                                  10,000                   1,200                  10,050
                                                                       ----------              ----------             -----------
Balance at December 31, 1997                                           40,056,358              $4,806,763             $28,693,033
                                                                       ==========              ==========             ===========

                                                      See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 1997


1.       Summary of significant accounting policies

Consolidation

         The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd. ("Coastal Caribbean") and its majority subsidiary, Coastal Petroleum Company ("Coastal Petroleum"), hereinafter referred to collectively as the Company. During 1997, Coastal Caribbean sold additional shares of Coastal Petroleum and reduced its interest (See Note 2). The Company, which is engaged in a single industry, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated.

Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                        December 31,
                                            -----------------------------------
                                              1997                       1996
                                            --------                   --------
Cash                                        $118,859                   $127,990
U.S. Treasury Bills                          197,474                    296,340
                                            --------                   --------
                                            $316,333                   $424,330
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

The Company does not expect to amortize these costs until there is production from the properties. Production cannot begin until several events occur because the Company must: (1) obtain state and federal drilling permits (2) finance the drilling of an exploratory well, either with internal resources or by securing one or more partners in the drilling activity, (3) discover commercial quantities of oil and/or gas, and (4) finance and begin a production program. The Company cannot predict if or when any of these events may occur; however, the Company expects that under the most favorable circumstances production would not begin before 2000. If the Company obtains the permits to drill, the total cost of drilling an exploration well is currently estimated to be approximately $5 million. The Company does not currently have assets sufficient to fund all of this cost and would be required to seek debt or equity financing from public or private sources to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing to fund these development activities.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida. Although the property interests may be impaired by the actions taken by the State, the likelihood of loss with respect to the recorded costs of the leasehold interests is not probable. (See Note 5 "Litigation".) Based on the exploration activities on the properties completed to date, the exploration and development activities of others in the Gulf of Mexico and the laws applicable to the taking of property, the Company expects to recover its $4.4 million of capitalized costs. However, there can be no assurance that it will be successful and that costs associated with these properties will be realized.

Sale of Subsidiary Shares

         All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. In February 1997, the FASB issued Statement No. 128 Earnings per Share ("EPS"), which the Company adopted for the year ended December 31, 1997. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, U.S. Government securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Comprehensive income

         In 1997, the Financial Accounting Standards Board issued FASB Statement No. 130, Reporting Comprehensive Income. As the Company has no items of other comprehensive income, the net loss for all periods presented is equal to the comprehensive loss.

2.       Coastal Petroleum Company - Minority Interests

         In 1991, the Company agreed to sell 10.3% of Coastal Petroleum to a private investor. Pursuant to the Agreement, a 4.1% interest in Coastal Petroleum has been sold for a total consideration of $600,000. The balance of the 6.2% interest was acquired by Lykes Minerals Corp. ("Lykes").

         In 1992, Coastal Caribbean agreed to sell an additional 20.5% of the outstanding shares of Coastal Petroleum. Under the sales agreement, Lykes, a wholly owned subsidiary of Lykes Bros. Inc., had the option to acquire 60 shares of Coastal Petroleum at $40,000 per share through May 1, 1997. In general, at least half of the proceeds of the sale were required to be used to fund Coastal Petroleum's Florida exploration activities. The agreement also provided for a second option for Lykes to purchase shares of Coastal Petroleum (also at $40,000 per share) which had been subject to the other investor's option under the 1991 agreement described above.

         During 1997, Lykes exercised its remaining option to purchase 6 additional Coastal Petroleum shares for a total of $240,000. At December 31, 1997, Lykes held 26.7% of Coastal Petroleum at a total cost of $3,120,000.

         The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors. If fully exercised, that entitlement would leave Lykes with about 16% of Coastal Caribbean's outstanding shares. Lykes also has the right to exchange Coastal Petroleum shares for overriding royalty interests in Coastal Petroleum's properties. If Lykes were to exchange its 26.7% interest in Coastal Petroleum for a royalty interest, its overriding royalty interest in Coastal Petroleum's working-interest acreage would be 3.3%.

         A summary of the sale of Coastal Petroleum shares under the above agreements is as follows:

                                        Number of                        Sales
                 Year                  Shares Sold                     Proceeds

                 1991                         6                       $  300,000
                 1992                         9                          390,000
                 1993                        27                        1,080,000
                 1994                        15                          630,000
                 1995                        15                          600,000
                 1996                        12                          480,000
                 1997                         6                          240,000
                                            ---                       ----------
                Total                        90                       $3,720,000
                                            ===                       ==========

         As of December 31, 1997, Coastal Petroleum shares were owned as follows:

                                                Shares                    %
         Coastal Caribbean                        173                    59.3
         Lykes                                     78                    26.7
         Private investor                          29                     9.9
         Private investor                          12                     4.1
                                                  ---                   -----
                                                  292                   100.0
                                                  ===                   =====

3.       U.S. Government Securities

         At December 31, 1997, the Company has the following amounts invested in U.S. government securities which are expected to be held until maturity:

                                            Maturity    Amortized
         Security             Par Value       Date         Cost       Fair Value
Federal Home Loan Bank
  Discounted Note             $  500,000    2/11/98     $  487,191    $  493,200
U.S. Treasury Note               500,000    5/31/98        497,969       500,935
U.S. Treasury Note             1,500,000    7/31/98      1,501,270     1,506,090
Federal Farm Credit Bank
  Discounted Note              1,000,000    8/18/98        946,605       953,042
                               ---------                ----------    ----------

Total                         $3,500,000                $3,433,035    $3,453,267
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

          The two leases bordering the Gulf Coast have been divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area. Coastal Petroleum has certain royalty interests in the inner area, no interest in the middle area and has a 100% working interest in the outside area.

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

         The working interest areas of the three leases are subject to royalties payable to the Trustees of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulfur and 13/600ths as to other minerals. The Coastal Petroleum leases also are subject to a 10% overriding royalty granted by Coastal Petroleum to Coastal Caribbean.

         The Company has a program to evaluate its leases which is estimated to cost approximately $500,000 for 1998 and $500,000 for 1999, and is subject to the outcome of the Florida litigation. During 1997, the Company spent approximately $504,000 under the program to identify potential drilling prospects.

         A summary of the cost of unproved oil, gas and mineral properties, accounted for under the full cost method, all of which are located in Florida.

                                                            1997         1996
                                                         ----------   ----------
Lease acquisition costs                                    $914,619     $914,619
Lease and royalty costs (principally legal fees)            591,616      591,616
Lease rentals                                             2,329,280    2,329,280
Dry hole costs                                              587,987      587,987
Other exploratory expenses                                  994,466      542,854
Salaries                                                    466,983      466,983
                                                         ----------   ----------
                                                          5,884,951    5,433,339
                                                         ----------   ----------
Deduct:
  Reimbursement for lease rentals and other expenses      1,243,086    1,243,086
  Proceeds from relinquishment of surface rights            246,733      246,733
                                                         ----------   ----------
                                                          1,489,819    1,489,819
                                                         ----------   ----------
                                                         $4,395,132   $3,943,520
                                                         ==========   ==========

5.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to three actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety, and whether certain royalty interests owned by Coastal Petroleum have been confiscated by the State of Florida, entitling Coastal Petroleum to compensation for such confiscation. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. Also during 1997, Coastal Petroleum filed 12 additional applications for drilling permits (1296-1307). Coastal Petroleum subsequently furnished additional data as requested by the DEP on these 12 applications, but objected to certain of the DEP requests for data. Coastal Petroleum expects to petition the Division of Administrative Hearings to resolve the dispute. The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1998, although the State may take actions that could lengthen that period.

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

         On September 10, 1996, the Court of Appeal issued an order to the Department to show cause why the permit should not be granted. On February 10, 1997, the court denied Coastal Petroleum's petition for a writ of certiorari.

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The new legislation requires that a surety will now be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the Department of Environmental Protection and as set up by the Governor and Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year. On September 9, 1997, the State of Florida set a new surety amount of $4.25 billion as a precondition for the issuance of the drilling permit.

          During 1997, the Company published a Notice of the DEP's intent to issue the permit. On October 20, 1997, a public hearing on the permit application was held and it was concluded on November 6, 1997. The hearing included the Company's appeal of the $4.25 billion surety requirement. A decision by the administrative law judge is expected by late March or early April 1998.

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

         A trial  was held  before  the  Circuit  Court of the  Second  Judicial
Circuit in Leon County (Tallahassee) from May 6-9, 1996 on the issue of the taking of the royalty interest. On August 5, 1996, the trial court ruled in favor of the State and found that there was no taking of Coastal Petroleum's royalty interest. Coastal Petroleum appealed that decision to the Court of Appeal and on August 6, 1997, the Court of Appeal ruled against the Company. On January 28, 1998, the Florida Supreme Court refused to review the decision. The Company expects to appeal this decision to the U.S. Supreme Court.

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

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                Percent of Net Recovery
                  Reasoner & Fox                          2.0
                  Robert J. Angerer                       1.5
                  Other counsel                           2.5

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

         During 1996, the Company sold approximately 6.7 million shares to its shareholders at $1.00 per share. The net proceeds to the Company were $6,356,326 after deducting the $316,400 cost of the offering.

         During July 1997, the shareholders of the Company approved an increase in the authorized capital of the Company from 100,000,000 shares to 250,000,000 shares.

         The following represents shares issued upon sales of common stock:

                                Number of                      Capital in Excess
                                 Shares        Capital Stock      of Par Value
                   1953          300,000         $ 30,000          $ 654,000
                   1954           53,000            5,300            114,265
                   1955           67,000            6,700            137,937
                   1956           77,100            7,710            139,548
                   1957           95,400            9,540            152,492
                   1958          180,884           18,088            207,135
                   1959          123,011           12,301            160,751
                   1960          134,300           13,430            131,431
                   1961          127,500           12,750             94,077
                   1962            9,900              990              8,036
                   1963          168,200           23,548             12,041
                   1964          331,800           46,452             45,044
                   1965          435,200           60,928            442,391
                   1966          187,000           26,180            194,187
                   1967          193,954           27,153            249,608
                   1968           67,500            9,450            127,468
                   1969            8,200            1,148             13,532
                   1970          274,600           32,952            117,154
                   1971          299,000           35,880             99,202
                   1972          462,600           55,512            126,185
                   1973          619,800           74,376            251,202
                   1974          398,300           47,796             60,007
                   1975                -                -            (52,618)
                   1976                -                -             (8,200)
                   1977          850,000          102,000          1,682,706
                   1978           90,797           10,896            158,343
                   1979        1,065,943          127,914          4,124,063
                   1980          179,831           21,580            826,763
                   1981           30,600            3,672            159,360
                   1983        5,318,862          638,263          1,814,642
                   1985                -                -            (36,220)
                   1986        6,228,143          747,378          2,178,471
                   1987        4,152,095          498,251          2,407,522
                   1990        4,298,966          515,876             26,319
                   1996        6,672,726          800,727          5,555,599
                              ----------       ----------        -----------
                              33,502,212       $4,024,741        $22,374,443
                              ==========       ==========        ===========

         The following represents shares issued upon exercise of stock options:

                   1955           73,000          $ 7,300           $175,200
                   1978            7,000              840              6,160
                   1979          213,570           25,628            265,619
                   1980           76,830            9,219            125,233
                   1981          139,600           16,752            227,548
                   1996           10,000            1,200             12,300
                   1997           10,000            1,200             10,050
                                 -------          -------           --------
                                 530,000          $62,139           $822,110
                                 =======          =======           ========

         Coastal Caribbean has reserved 7,800,000 shares which may be issued in exchange for Coastal Petroleum shares, as described in Note 2.

7.       Stock Option Plan

         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock
Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         On March 7, 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. On June 17, 1996, 310,000 options to purchase common stock of the Company at $1.35 per share which were granted in 1995 and expire on March 6, 2000, were canceled and reissued to reflect the May 1996 rights offering.

The following table summarizes stock option activity:

                                                  Stock Options  Price Per Share
Outstanding and exercisable at December 31, 1994        -              $ -
     Granted                                         320,000           1.35
                                                     -------
Outstanding and exercisable at December 31, 1995     320,000           1.35
     Exercised                                       (10,000)          1.35
     Canceled                                       (310,000)          1.35
     Granted                                         372,000           1.13
                                                     -------
Outstanding and exercisable at December 31, 1996     372,000           1.13
     Exercised                                       (10,000)          1.13
                                                     -------
Outstanding and exercisable at December 31, 1997     362,000           1.13
                                                     =======

Available for grant at December 31,1997              618,000
                                                     =======

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                       Amount         Per Share
Net loss as reported - December 31, 1995            $  (880,000)       $(.03)
Stock option expense                                   (304,000)        (.01)
                                                    ------------       ------
Pro forma net loss                                  $(1,184,000)       $(.04)
                                                    ------------       ------

8.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carryforwards for federal and state tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $11,529,000 at December 31, 1997 and expire in varying amounts from 1998 through 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carryforwards. Significant components of the Company's deferred tax assets were as follows:

                                               1997                     1996
                                               ----                     ----
Net operating losses                        $4,338,000               $4,169,000
Deferred interest deduction                    242,000                        -
                                            -----------              -----------
Total deferred tax assets                    4,580,000                4,169,000
Valuation allowance                         (4,580,000)              (4,169,000)
                                            -----------              -----------
Net deferred tax assets                     $    -                   $    -
                                            ===========              ===========

9.       Related parties

         Fees were paid or accrued by the Company for legal services rendered by the law firm of Reasoner & Fox, of which Mr. C. Dean Reasoner, a director of the Company until his resignation on March 20, 1997, was a partner. Reasoner & Fox billed legal fees of $102,000 and $118,000 for 1996 and 1995, respectively.

         G&O'D INC provides accounting and administrative services and office facilities and support staff to the Company. G&O'D INC is owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. During 1997, 1996 and 1995, G&O'D billed fees of $172,160, $169,632 and $176,809, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company relative to the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      (1)      Financial Statements.

                           The  financial  statements  listed below and included
under Item 8 above are filed as part of this report.
                                                                            Page

Report of Independent Auditors                                               24

Consolidated balance sheet at December 31, 1997 and 1996                     25

Consolidated statement of operations from inception and for each of
  the three years in the period ended December 31, 1997                      26

Consolidated statement of cash flows from inception and for each of
  the three years in the period ended December 31, 1997                      27

Consolidated statement of common stock and capital in excess of
  par value from inception to December 31, 1997                              28

Notes to consolidated financial statements                                   29

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

                  Not applicable.

         99.      Additional Exhibits.

                  Not applicable.

         (b)      Reports on Form 8-K.

                  On November 12, 1997, the Company filed a Current Report on Form 8-K to report that the administrative hearing on its pending drilling permit application which began in October 20, 1997 was concluded on November 6, 1997 and that a ruling was expected in mid-February 1998.

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


Dated:           February 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Benjamin W. Heath                        By /s/ James R. Joyce
   Benjamin W. Heath                               James R. Joyce
   President, Director and Chief Executive         Treasurer and Chief Financial
   Officer                                         and Accounting Officer


Dated:  February 25, 1998                       Dated:  February 25, 1998


By /s/ Graham B. Collis                         By /s/ John D. Monroe
   Graham B. Collis                                John D. Monroe
   Director                                        Director


Dated:  February 25, 1998                       Dated:  February 25, 1998


By /s/ Phillip W. Ware                          By /s/ Nicholas B. Dill
   Phillip W. Ware                                 Nicholas B. Dill
   Director                                        Director


Dated:  February 25, 1998                       Dated:  February 25, 1998