Form 10-Q
period 1998-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1998-05-08
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               ---------------------------------------

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

              BERMUDA                                                NONE
 ...............................                              ...................
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of April 20, 1998 was 40,056,358.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                March 31,         December 31,
                                                                                  1998                1997
                                                                              ------------        ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents                                                   $    517,782        $    316,333
  Accounts and interest receivable                                                  63,407              77,302
  U.S. Government securities                                                     2,945,302           3,433,035
  Prepaid insurance                                                                181,580             213,840
                                                                              ------------        ------------
          Total current assets                                                   3,708,071           4,040,510
                                                                              ------------        ------------

Unproved oil, gas and mineral properties (full cost method)                      4,444,336           4,395,132

Other                                                                               26,894              26,765
                                                                              ------------        ------------
Total assets                                                                  $  8,179,301        $  8,462,407
                                                                              ============        ============

                  LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $     56,865        $     63,975
                                                                              ------------        ------------

Minority interests                                                                       -                   -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056, 358 and 40,046,358 shares                                4,806,763           4,806,763
  Capital in excess of par value                                                28,693,033          28,693,033
                                                                              ------------        ------------
                                                                                33,499,796          33,499,796
  Deficit accumulated during development stage                                 (25,377,360)        (25,101,364)
                                                                              ------------        ------------
  Total shareholders' equity                                                     8,122,436           8,398,432
                                                                              ------------        ------------

Total liabilities, minority interests and shareholders' equity                $  8,179,301        $  8,462,407
                                                                              ============        ============

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                 From inception
                                                                Three months ended               (Jan. 31, 1953)
                                                                      March 31,                    to March 31,
                                                              1998                1997                 1998
                                                           ---------           ---------         ---------------

Interest and other income                                  $  51,974           $  82,458            $3,558,100
                                                           ---------           ---------            ----------

Expenses:
  Legal fees and costs                                       113,939             158,212            11,583,842
  Administrative expenses                                    133,290             123,390             6,502,439
  Salaries                                                    39,000              39,000             2,789,278
  Shareholder communications                                  34,260              34,799             3,470,291
  Exploration costs                                            7,481               7,552               760,075
  Lawsuit judgments                                                -                   -             1,941,916
  Minority interests                                               -                   -              (632,974)
  Other                                                            -                   -               364,865
  Contractual services                                             -                   -             2,155,728
                                                           ---------           ---------            ----------
                                                             327,970             362,953            28,935,460
                                                           ---------           ---------            ----------

Net loss                                                   $(275,996)          $(280,495)
                                                           ==========          ==========

Deficit accumulated during
  development stage                                                                                $25,377,360
                                                                                                   ===========

Average number of shares
  Outstanding (Basic & Diluted)                           40,056,358          40,053,858
                                                          ==========          ==========

Net loss per share (Basic & Diluted)                         $(.01)              $(.01)
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


                                                                                                  From inception
                                                                  Three months ended              (Jan. 31, 1953)
                                                                        March 31,                  to March 31,
                                                                1998                 1997              1998
                                                             ---------            ---------       ---------------
Operating activities:
Net loss                                                     $(275,996)           $(280,495)       $ (25,377,360)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                -                    -             (632,974)
    Exploration and other                                            -                    -              755,974
    Net change in:
       Accounts receivable                                      13,895              (19,924)             (63,407)
       U.S. Government securities                              487,733              289,839              487,733
       Prepaid insurance                                        32,260               23,015             (181,580)
       Current liabilities                                      (7,109)            (179,586)              56,865
       Other                                                      (130)                (730)             472,011
                                                             ---------            ---------        -------------
Net cash provided by (used for) operating
  activities                                                   250,653             (167,881)         (24,482,738)
                                                             ---------            ---------        -------------

Investing activities:
  Additions to oil, gas, and mineral
    Properties net of assets acquired
    for common stock                                           (49,204)            (193,036)          (4,444,336)
  Reimbursement of lease rentals and
    other expenses                                                   -                    -            1,243,086
  U.S. Government securities sold (purchased)                        -              198,064           (3,433,035)
  Purchase of fixed assets                                           -                    -              (61,649)
                                                             ---------            ---------        -------------
Net cash provided by (used for) investing
  activities                                                   (49,204)               5,028           (6,695,934)
                                                             ---------            ---------        -------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -                    -           26,342,205
  Shares issued upon exercise of
    options                                                          -               11,250              884,249
  Sale of shares by subsidiary                                       -                    -              750,000
  Sale of subsidiary shares                                          -                    -            3,720,000
                                                             ---------            ---------        -------------
Net cash provided by financing activities                            -               11,250           31,696,454
                                                             ---------            ---------        -------------
Net increase (decrease) in cash
  and cash equivalents                                         201,449             (151,603)             517,782
Cash and cash equivalents at
  beginning of period                                          316,333              424,330                    -
                                                             ---------            ---------        -------------

Cash and cash equivalents at
  end of period                                              $ 517,782            $ 272,727        $     517,782
                                                             =========            =========        =============

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1998

ITEM 1   -    Financial Statements

         The information for the three month periods ended March 31, 1998 and 1997 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.4 million at March 31, 1998. The Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Liquidity and Capital Resources

                              Short Term Liquidity

         At March 31, 1998, Coastal Caribbean had cash and securities of approximately $3.5 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1998

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation could continue at least through 1998, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During the quarter ended March 31, 1998, the Company has spent approximately $50,000 under its continuing program to identify potential drilling prospects.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of a drilling permit. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

         1.       Obtain a federal drilling permit.

         2. Finance drilling of the well (including the cost of the recommended surety), which is estimated to cost approximately $5.5 million.

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
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations

Three month period ended March 31, 1998 vs. March 31, 1997

         The Company incurred a loss of $276,000 for the 1998 quarter, compared to a loss of $280,000 for the comparable 1997 quarter.

         Interest income and other income decreased 37% from $82,000 in 1997 to $52,000 in 1998 because less funds were available for investment during the 1997 period and interest rates were lower.

         Legal fees and costs decreased 28% to $114,000 for the 1998 quarter, compared to $158,000 in the prior period. In the 1997 period, the Company had been involved in various appeals and hearings in opposition to the issuance of a drilling permit. During the current period, the Company was awaiting a decision.

         Administrative expenses increased 9% to $133,000 in 1997 from $122,000 in the prior quarter. The amount of directors' and officers' liability insurance was increased in July 1997.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                 March 31, 1998

ITEM 5   -    Other Information

         On April 8, 1998, a Florida Administrative Law Judge recommended that the Coastal Petroleum Company is entitled to an offshore drilling permit for its St. George Island prospect, with a recommended surety of $225 million. The Department of Environmental Protection ("DEP") had recommended a $4.25 billion surety. The Company expects that on May 12, 1998, the Administration Commission will take action regarding the judge's recommendations. In addition, the DEP must act on the recommendations before May 26, 1998.

         On March 24, 1998, Coastal Petroleum Company filed a petition for a Formal Administrative Hearing to resolve the dispute with the DEP regarding their denial of the 12 drilling permit applications (excluding the St.
George Island prospect above).

ITEM 6   -    Exhibits and Reports on Form 8-K
              --------------------------------

         On January 28, 1998, the Company filed a Current Report on Form 8-K to report that the Florida Supreme Court refused to review the First District Court of Appeals decision denying Coastal Petroleum Company's claim that a compensatory taking of its royalty interest acreage had occurred.

         On March 26, 1998, the Company filed a Current Report on Form 8-K to report that the Florida DEP denied 12 drilling permit applications which were submitted in1997 by Coastal Petroleum Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                      Registrant




Date:  May 8, 1998                       By /s/ James R. Joyce
                                            ------------------------------------
                                            James R. Joyce
                                            Treasurer and Chief Accounting and
                                            Financial Officer