Form 10-Q
period 1998-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1998-07-28
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                               --------------------------------------

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of July 17, 1998 was 40,056,358.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                June 30,          December 31,
                                                                                  1998                1997
                                                                              ------------        ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents                                                   $    528,431        $    316,333
  Accounts and interest receivable                                                  90,214              77,302
  U.S. Government securities                                                     2,446,786           3,433,035
  Prepaid insurance                                                                239,107             213,840
                                                                              ------------        ------------
          Total current assets                                                   3,304,538           4,040,510
                                                                              ------------        ------------

Unproved oil, gas and mineral properties (full cost method)                      4,614,194           4,395,132

Other                                                                               28,006              26,765
                                                                              ------------        ------------
Total assets                                                                  $  7,946,738        $  8,462,407
                                                                              ============        ============

                  LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $    153,765        $     63,975
                                                                              ------------        ------------

Minority interests                                                                       -                   -

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056, 358 shares                                               4,806,763           4,806,763
  Capital in excess of par value                                                28,693,033          28,693,033
                                                                              ------------        ------------
                                                                                33,499,796          33,499,796
  Deficit accumulated during development stage                                 (25,706,823)        (25,101,364)
                                                                              ------------        ------------
  Total shareholders' equity                                                     7,792,973           8,398,432
                                                                              ------------        ------------

Total liabilities, minority interests and shareholders' equity                $  7,946,738        $  8,462,407
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                                     From inception
                                                   Three months ended                     Six months ended           (Jan. 31, 1953)
                                                        June 30,                              June 30,                  to June 30,
                                                1998               1997              1998                1997              1998
                                               -------            -------           -------             -------      ---------------


Interest and other income                      $46,807            $72,159           $98,781            $154,617         $3,604,907
                                               -------            -------           -------            --------         ----------

Expenses:
  Legal fees and costs                         149,005            162,939           262,944             321,151         11,732,847
  Administrative expenses                      123,588            103,021           256,878             226,411          6,626,027
  Salaries                                      41,500             39,000            80,500              78,000          2,830,778
  Shareholder communications                    56,697             93,934            90,957             128,733          3,526,988
  Exploration costs                              5,480              2,503            12,961              10,055            765,555
  Lawsuit judgments                                  -                  -                 -                   -          1,941,916
  Minority interests                                 -                  -                 -                   -           (632,974)
  Other                                              -                  -                 -                   -            364,865
  Contractual services                               -                  -                 -                   -          2,155,728
                                               -------            -------           -------             -------         ----------
                                               376,270            401,397           704,240             764,350         29,311,730
                                               -------            -------           -------             -------         ----------

Net loss                                     $(329,463)         $(329,238)        $(605,459)          $(609,733)
                                             ==========         ==========        ==========          ==========

Deficit accumulated during
  development stage                                                                                                   $(25,706,823)
                                                                                                                      =============

Average number of shares
  Outstanding (Basic & Diluted)             40,056,358         40,056,358        40,056,358          40,054,929
                                            ==========         ==========        ==========          ==========

Net loss per share (Basic & Diluted)          $(.01)             $(.01)            $(.02)              $(.02)
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


                                                                                                    From inception
                                                                    Six months ended                (Jan. 31, 1953)
                                                                        June 30,                      to June 30,
                                                               1998                 1997                 1998
                                                            ----------           ----------         --------------
Operating activities:
Net loss                                                    $ (605,459)          $ (609,733)         $(25,706,823)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                                     -              (632,974)
    Exploration and other                                                                 -               755,974
    Net change in:
       Accounts receivable                                     (12,912)             (33,966)              (90,214)
       U.S. Government securities                              986,249              669,209               986,249
       Prepaid insurance                                       (25,267)              44,480              (239,107)
       Current liabilities                                      89,790             (196,729)              153,764
       Other                                                    (1,241)                (859)              470,900
                                                            ----------           ----------          ------------
Net cash provided by (used for) operating                      431,160             (127,598)          (24,302,231)
                                                            ----------           ----------          ------------
  activities

Investing activities:
  Additions to oil, gas, and mineral
    Properties net of assets acquired
    for common stock                                          (219,062)            (330,359)           (4,614,194)
  Reimbursement of lease rentals and
    other expenses                                                   -                    -             1,243,086
  U.S. Government securities sold (purchased)                        -                1,095            (3,433,035)
  Purchase of fixed assets                                           -                    -               (61,649)
                                                            ----------           ----------          ------------
Net cash provided by (used for) investing
  Activities                                                  (219,062)            (329,264)           (6,865,792)
                                                            ----------           ----------          ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -                    -            26,342,205
  Shares issued upon exercise of
    options                                                          -               11,250               884,249
  Sale of shares by subsidiary                                       -                    -               750,000
  Sale of subsidiary shares                                          -              240,000             3,720,000
                                                            ----------           ----------          ------------
Net cash provided by financing activities                            -              251,250            31,696,454
                                                            ----------           ----------          ------------
Net increase (decrease) in cash
  and cash equivalents                                         212,098             (205,612)
Cash and cash equivalents at
  beginning of period                                          316,333              424,330
                                                            ----------           ----------
Cash and cash equivalents at
  end of period                                             $  528,431           $  218,718          $    528,431
                                                            ==========           ==========          ============

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1998

ITEM 1   -    Financial Statements

         The information for the three and six month periods ended June 30, 1998 and 1997 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

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

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.6 million at June 30, 1998. The Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company's ability to commence development activities on its unproved oil and gas properties. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

         At June 30, 1998, Coastal Caribbean had cash and securities of approximately $3.1 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1998

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through March 1999, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During the quarter ended June 30, 1998, the Company spent approximately $219,000 under its continuing program to identify potential drilling prospects.

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

         1.       Obtain a federal permit.

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
              Results of Operation (Cont'd)

Results of Operations

Three month period ended June 30, 1998 vs. June 30, 1997

         The Company incurred a loss of $329,000 for the 1998 quarter, compared to a loss of $329,000 for the comparable 1997 quarter.

         Interest income and other income decreased 35% from $72,000 in 1997 to $47,000 in 1998 because less funds were available for investment during the 1997 period and interest rates were lower.

         Legal fees and costs decreased 9% to $149,000 for the 1998 quarter, compared to $163,000 in the prior period. In the 1997 period, the Company had been involved in various appeals and hearings in connection with the opposition by the State and others to the issuance of a drilling permit. During the 1998 period, the level of expenditures decreased.

         Administrative expenses increased 20% to $124,000 in 1998 from $103,000 in the prior quarter. The primary reason for the increase was an increase in the amount of directors' and officers' liability insurance in 1998.

Six month period ended June 30, 1998 vs. June 30, 1997

         The Company incurred a loss of $605,000 for the 1998 period, compared to a loss of $610,000 for the comparable 1997 period.

         Interest income and other income decreased 36% from $155,000 in 1997 to $99,000 in 1998 because less funds were available for investment during 1998 and interest rates were lower.

         Legal fees and costs decreased 18% to $263,000 for the 1998 period, compared to $321,000 in the prior period. In the 1997 period, the Company had been involved in various appeals and hearings in connection with the opposition by the State and others to the issuance of a drilling permit. During the 1998 period, the level of expenditures decreased.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

         Administrative expenses increased 14% to $257,000 in 1998 from $226,000 in the prior period. The primary reason for the increase was an increase in the amount of directors' and officers' liability insurance in 1998.

         Shareholder communications decreased 29% from $129,000 in 1997 to $91,000 in 1998. The cost of printing and mailing increased in 1997 because of the size of the documents and the number of mailings compared to the 1998 period.

         Exploration costs increased from $10,000 in 1997 to $13,000 in 1998 in connection with the Company's continuing program to identify potential drilling prospects.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1998

ITEM 4   -    Submission of Matters to a Vote of Security Holders

         (a)  On  May  20,  1998,   the  Company  held  its  Annual  Meeting  of
Shareholders.

         (b) Director Nicholas B. Dill was reelected for a three year term expiring at the 2001 Annual General Meeting. The results of the votes cast by the Company's shareholders were as follows:

                      Number of Shares Voted       Number of Shareholders Voting
                        For          Withheld          For            Withheld

Nicholas B. Dill     33,964,680       401,022         3,012              152

         (c) The firm of Ernst & Young LLP was approved as the Company's independent auditors for the fiscal year ending December 31, 1998. The results of the votes cast by the Company's shareholders were as follows:

       Number of Shares Voted                     Number of Shareholders Voting
    For         Against      Abstain             For        Against      Abstain

34,106,848      65,892       192,962            3,043         36            85

ITEM 5   -    Other Information

         On April 8, 1998, a Florida Administrative Judge recommended that Coastal Petroleum Company ("CPC") was entitled to a drilling permit with the requirement of $225 million surety. On May 13, 1998, the Administration Commission of the State of Florida rejected the $225 million surety and remanded the proceedings to the Administrative Judge with instructions to recalculate the surety amount based on a maximum oil spill using a daily flow rate of 5,984 barrels of oil and a maximum time to drill a relief well of 120 days. On July 10, 1998, the Florida Administrative Law Judge ordered that Coastal Petroleum Company and the other parties confer on the specific issue of the 120 day period and utilize the services of CPC's experts to provide the requested data. CPC will appeal this order to Florida's First District Court of Appeal.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                                  June 30, 1998

ITEM 6   -    Exhibits and Reports on Form 8-K

         On April 8, 1998, the Company filed a Current Report on Form 8-K to report that a Florida Administrative Law Judge recommended that the Company is entitled to an offshore drilling permit for its St. George's Island prospect, with a recommended surety of $225 million.

         On May 13, 1998, the Company filed a Current Report on Form 8-K to report that the State of Florida Administration Commission rejected the recommended $225 million surety amount and remanded the proceeding back to the Division of Administrative Hearings.

         On May 26, 1998, the Company filed a Current Report on Form 8-K to report that the Florida Department of Environmental Protection refused to issue a permit to its subsidiary, Coastal Petroleum Company ("CPC"), to drill an offshore exploration well near St. George's Island and that CPC intended to appeal the agency's ruling to Florida's First District Court of Appeal.

         On June 29, 1998, the Company filed a Current Report on Form 8-K to report that the U.S. Supreme Court declined to review a Florida appellate court ruling against Coastal Petroleum in its royalty interest claim against the State of Florida.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                       Registrant




Date:  July 28, 1998                     By  /s/ James R. Joyce
                                             -----------------------------------
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer