Form 10-Q
period 1998-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1998-10-27
CIK 21239

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               -------------------------------------------

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

            BERMUDA                                                 NONE
 .................................                          .....................
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of October 20, 1998 was 40,056,358.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                              September 30,       December 31,
                                                                                  1998                1997

                                                                              ------------        ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents                                                   $    585,686        $    316,333
  Accounts and interest receivable                                                  24,664              77,302
  Marketable securities                                                            633,513           3,433,035
  Prepaid insurance                                                                328,338             213,840
                                                                              ------------        ------------
          Total current assets                                                   1,572,201           4,040,510
                                                                              ------------        ------------

Marketable securities                                                            1,300,000                   -

Unproved oil, gas and mineral properties (full cost method)                      4,694,793           4,395,132

Other                                                                               27,107              26,765
                                                                              ------------        ------------
Total assets                                                                  $  7,594,101        $  8,462,407
                                                                              ============        ============



                  LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $     52,103        $     63,975
                                                                              ------------        ------------

Minority interests
                                                                                         -                   -
                                                                              ------------        ------------

Shareholders' equity:
  Common stock, par value 12(cent) per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                4,806,763           4,806,763
  Capital in excess of par value                                                28,693,033          28,693,033
                                                                              ------------        ------------
    Total capital                                                               33,499,796          33,499,796
  Deficit accumulated during development stage                                 (25,957,798)        (25,101,364)
                                                                              ------------        ------------
  Total shareholders' equity                                                     7,541,998           8,398,432
                                                                              ------------        ------------
Total liabilities, minority interests and shareholders' equity                $  7,594,101        $  8,462,407
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


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                                     From inception
                                                    Three months ended                  Nine months ended            (Jan. 31, 1953)
                                                       September 30,                       September 30,               to Sept. 30,
                                                   1998            1997                1998             1997              1998
                                                ---------       ---------           ---------       -----------      ---------------


  Interest and other income                     $  37,300       $  66,713           $ 136,081       $   221,330         $3,642,207
                                                ---------       ---------           ---------       -----------         ----------

  Expenses:
    Legal fees and costs                           93,425         329,379             356,369           650,530         11,826,272
    Administrative expenses                       123,214         107,684             376,178           334,095          6,745,327
    Salaries                                       40,250          39,000             120,750           117,000          2,871,028
    Shareholder communications                     29,873          40,298             120,830           169,031          3,556,861
    Exploration costs                               1,512          28,935              18,387            38,990            770,981
    Lawsuit judgments                                   -               -                   -                 -          1,941,916
    Minority interests                                  -               -                   -                 -           (632,974)
    Other                                               -               -                   -                 -            364,866
    Contractual services                                -               -                   -                 -          2,155,728
                                                ---------       ---------           ---------       -----------         ----------
                                                                                                              -
                                                  288,274         545,296             992,514         1,309,646         29,600,005
                                                ---------       ---------           ---------       -----------         ----------

  Net loss                                      $(250,974)      $(478,583)          $(856,433)      $(1,088,316)
                                                ==========      ==========          ==========      ============

  Deficit accumulated during
    development stage                                                                                                 $(25,957,798)
                                                                                                                      =============

  Average number of shares
    Outstanding                                40,056,358      40,056,358          40,056,358        40,055,358
                                               ==========      ==========          ==========        ==========

  Net loss per share (basic & diluted)            $(.01)          $(.01)              $(.02)            $(.03)
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


                                                                                                   From inception
                                                                    Nine months ended              (Jan. 31, 1953)
                                                                      September 30,                  to Sept. 30,
                                                                1998                1997                1998
                                                            -----------         ------------        -------------
Operating activities:
Net loss                                                    $ (856,433)         $(1,088,316)        $(25,957,798)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                                     -             (632,974)
    Exploration and other                                                                 -              755,974
    Net change in:
       Accounts receivable                                      52,638               51,465              (24,664)
       Marketable securities                                 1,499,522            1,129,304            2,799,522
       Prepaid insurance                                      (114,498)             (49,122)            (328,338)
       Current liabilities                                     (11,872)            (151,703)              52,102
       Other                                                      (343)                (991)             471,799
                                                            ----------          -----------         ------------
Net cash used for operating activities                         569,014             (109,363)         (22,864,377)
                                                            ----------          -----------         ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (299,661)            (442,026)          (4,694,793)
  Reimbursement of lease rentals and
    Other expenses                                                   -                    -            1,243,086
  Marketable securities purchased                                    -                    -              (61,649)
  Purchase of fixed assets                                           -                1,649           (4,733,035)
                                                            ----------          -----------         ------------
Net cash provided by (used for) investing activities
                                                              (299,661)            (440,377)          (8,246,391)
                                                            ----------          -----------         ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                       -                    -           26,342,205
  Shares issued upon exercise of options                             -               11,250              884,249
  Sale of shares by subsidiary                                       -                    -              750,000
  Sale of subsidiary shares                                          -              240,000            3,720,000
                                                            ----------          -----------         ------------
Net cash provided by financing activities                            -              251,250           31,696,454
                                                            ----------          -----------         ------------
Net increase (decrease) in cash
  and cash equivalents                                         269,353             (298,490)             585,686
Cash and cash equivalents at
  beginning of period                                          316,333              424,330                    -
                                                            ----------          -----------         ------------

Cash and cash equivalents at
  end of period                                             $  585,686          $   125,840         $    585,686
                                                            ==========          ===========         ============

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1998

ITEM 1   -    Financial Statements
              --------------------

         The information for the three and nine month periods ended September 30, 1998 and 1997 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

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

         The Company's principal assets are oil, gas, and mineral leases, the costs of which totaled $4.7 million at September 30, 1998. The Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company's ability to commence development activities on its unproved oil and gas properties. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Liquidity and Capital Resources

                              Short Term Liquidity

         At September 30, 1998, Coastal Caribbean had cash and securities of approximately $2.5 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                         PART I - FINANCIAL INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1998

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                               Long Term Liquidity

         The Company estimates that as much as $500,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1999, although the State may take actions that could shorten or lengthen that period. The Company has a program to evaluate the Company's leases which is estimated to cost approximately $1 million for the 1998-1999 period, and is subject to the outcome of the Florida litigation. During the quarter ended September 30, 1998, the Company spent
approximately   $300,000  under  its  program  to  identify  potential  drilling prospects.

         The Company's oil and gas properties are currently unproved and undeveloped. In 1992, the Company applied for a drilling permit from the State of Florida to drill an exploratory well (the St. George Island prospect) in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of the drilling permit. If the Company is successful in obtaining the state drilling permit, then the Company must also do the following:

         1.       Obtain a federal permit.

         2. Finance drilling of the well (including the cost of the recommended surety), which is estimated to cost approximately $5.5 million.

         3. Begin drilling the well within one year of the date the state permit is issued.

         The Company does not currently have assets sufficient to fund these expenditures to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures. During the recent quarterly period, the Company has been meeting with various oil and gas companies to present its drilling prospects.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations

Three month period ended September 30, 1998 vs. September 30, 1997

         The Company incurred a loss of $251,000 for the 1998 quarter, compared to a loss of $479,000 for the comparable 1997 quarter.

         Interest income and other income decreased 44% from $67,000 in 1997 to $37,000 in 1998 because less funds were available for investment during the 1998 period and interest rates were lower.

         Legal fees and costs decreased 72% to $93,000 for the 1998 quarter, compared to $329,000 in the prior period. In the 1997 period, the Company had been involved in various appeals and hearings in connection with the opposition by the state and others to the issuance of a drilling permit. During the 1998 period, the level of expenditures decreased.

         Administrative expenses increased 14% to $123,000 in 1998 from $108,000 in the prior quarter. The primary reason for the increase was an increase in the amount of directors' and officers' liability insurance in 1998.

         Shareholder communications decreased 26% from $40,000 in 1997 to $30,000 in 1998. In 1997, the cost of printing and mailing was higher because of the size of the documents and the number of mailings compared to the 1998 period.

         Exploration costs decreased from $29,000 in 1997 to $1,512 in 1998 in connection with the Company's project to identify potential drilling prospects. During 1998, the project was substantially completed.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Nine month period ended September 30, 1998 vs. September 30, 1997

         The Company incurred a loss of $856,000 for the 1998 period, compared to a loss of $1,088,000 for the comparable 1997 period.

         Interest income and other income decreased 39% from $221,000 in 1997 to $136,000 in 1998 because less funds were available for investment during 1998 and interest rates were lower.

         Legal fees and costs decreased 45% to $356,000 for the 1998 period, compared to $651,000 in the prior period. In the 1997 period, the Company had been involved in various appeals and hearings in connection with the opposition by the State and others to the issuance of a drilling permit. During the 1998 period, the level of expenditures decreased.

         Administrative expenses increased 13% to $376,000 in 1998 from $335,000 in the prior period. The primary reason for the increase was an increase in the amount of directors' and officers' liability insurance in 1998.

         Shareholder communications decreased 29% from $169,000 in 1997 to $121,000 in 1998. In 1997, the cost of printing and mailing was higher because of the size of the documents and the number of mailings compared to the 1998 period.

         Exploration costs decreased 53% from $39,000 in 1997 to $18,000 in 1998 in connection with the Company's project to identify potential drilling prospects. During 1998, the project was substantially completed. In addition, the Company also capitalized $300,000 of exploration costs during the 1998 period compared to $442,000 during the 1997 period.

                           PART II - OTHER INFORMATION

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                               September 30, 1998

ITEM 5   -    Other Information
              -----------------

         A  hearing  before  the State of  Florida  Division  of  Administrative
Hearings regarding Coastal Petroleum Company's 12 permit applications is scheduled for January 4-12, 1999.

         On September 29, 1998, Coastal Petroleum Company filed its brief with Florida's First District Court of Appeal regarding the denial of its permit application for an exploration well near Apalachicola (the St. George Island prospect).

ITEM 6   -    Exhibits and Reports on Form 8-K
              --------------------------------

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        Registrant




Date:  October 26, 1998                   By  /s/ James R. Joyce
                                              ----------------------------------
                                              James R. Joyce
                                              Treasurer and Chief Accounting and
                                              Financial Officer