Form 10-K405
period 1998-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1999-02-03
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1998
                          ---------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _________________

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

                                                        Name of each exchange on
        Title of each class                                 which registered

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $43,000,000 (U.S.) at January 29, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, par value $.12 per share, 40,056,358 shares outstanding as of January 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement of Coastal Caribbean Oils & Minerals, Ltd. related to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1998, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business                                                             4

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 16

                                     PART II

Item 5.  Market for the Company's Common Stock and Related
         Stockholder Matters                                                 17

Item 6.  Selected Consolidated Financial Information                         19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          22

Item 8.  Financial Statements and Supplementary Data                         23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 39

                                    PART III

Item 10. Directors and Executive Officers of the Company                     39

Item 11. Executive Compensation                                              39

Item 12. Security Ownership of Certain Beneficial Owners and Management      39

Item 13. Certain Relationships and Related Transactions                      39

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     40

---------------------------

All monetary figures set forth are expressed in United States currency.

                                     PART I

Item 1.  Business

         (a)      General Development of Business.

                  Coastal Caribbean Oils & Minerals, Ltd. (the "Company" or "Coastal Caribbean"), a Bermuda corporation, is engaged through its majority owned subsidiary in the exploration for oil and gas reserves. At December 31, 1998, Coastal Caribbean's principal asset was its subsidiary, Coastal Petroleum Company ("Coastal Petroleum"). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases.

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

                  In 1990, the State of Florida enacted legislation that prohibits drilling or exploration for oil or gas on Florida's offshore acreage. The law does not apply to areas where Coastal Petroleum is entitled to conduct exploration. However, in those areas where Coastal Petroleum has only a royalty interest, presently the law effectively prohibits production of oil and gas, rendering it impossible for Coastal Petroleum to collect royalties from those areas. During 1998, Coastal Petroleum exhausted its legal remedies in its efforts to obtain compensation for the drilling prohibition on its royalty interest acreage.

                  Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions (the "Florida Litigation") in which two basic claims are being contested: whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1998, the Company actively pursued the Florida Litigation. See Item 3. "Legal Proceedings" for a more complete discussion of the litigation.

                  In 1998, Coastal Petroleum continued its efforts to obtain permits to drill oil and gas exploration wells on its leases.

                  On April 8, 1998,  a Florida Administrative Judge  recommended that Coastal Petroleum was entitled to a drilling permit with the requirement of a $225 million surety. On May 13, 1998, the Administration Commission
("Commission") of the State of Florida rejected the $225 million surety and remanded the proceedings to the Administrative Law Judge with instructions to recalculate the surety amount.

                  On May 26, 1998, the Florida Department of Environmental Protection ("DEP") refused to issue a permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island.

                  Coastal Petroleum has appealed both the denial of the permit by the DEP and the imposition of the surety to Florida's First District Court of Appeal ("Court of Appeal"). All of the briefs in the case have been filed and the Company expects that oral argument will be scheduled in the near future.

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

                  Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 and has conducted more limited exploration since 1968 until 1996 which has been sufficient to meet the drilling requirements under the leases. In 1996, the Company initiated a program to identify potential drilling prospects which continued into 1998. No commercial oil or gas discoveries have been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production. See "Item 2. "Properties."

                  (i)      Principal Products.

                           Not applicable.

                  (ii)     Status of Product or Segment.

                           Not applicable.


                  (iii)    Raw Materials.

                           Not applicable.

                  (iv)     Patents, Licenses, Franchises and Concessions Held.

                           See Item 2. "Properties."

                           The  acreage  covered  by  the  Company's  leases  is
located for the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest. See Item 2. The drilling requirements and annual lease rental obligations had been suspended by order of the Circuit Court of the Second Judicial District in Leon County; however, Coastal Petroleum resumed the payment of annual lease rentals ($59,247) during July 1998.

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

                  (xi)     Research and Development.

                           Not applicable.

                  (xii)    Environmental Regulation.

                           The  operations of Coastal Caribbean and its right to
obtain interests in and hold properties or to do business may be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which may be adopted by the jurisdictions in which the Company carries on business. Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with by leaseholders such as Coastal Petroleum (see Florida Litigation). It is not possible to predict the nature of any further legislation or regulation that might ultimately be adopted or its effects upon the future operations of Coastal Caribbean or Coastal Petroleum.

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

Item 2.  Properties

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

         Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the onset of litigation in 1968 and had conducted more limited exploration until 1996. In 1996, the Company initiated a program to identify potential drilling projects. The amount of exploration expenditures during the years 1998, 1997 and 1996 was $371,000, $504,000 and $282,000, respectively.
Coastal Petroleum believes all drilling and exploration obligations imposed by Coastal Petroleum leases have been satisfied to date.

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

         Under the terms of the 1976 settlement agreement, the two leases (224-A and 224-B) bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area: (1) The inner area, including rivers, bays, and harbors, extends seaward from the Florida shoreline a distance of 4.36 statute miles (5,280 feet per statute mile) into the Gulf, covers approximately 2.25 million acres, and is subject to a royalty interest payable to Coastal Petroleum. This interest is a 6 1/4% royalty on the wellhead value of all oil and gas, 25 cents per long ton on sulfur, receivable in cash or in kind at Coastal Petroleum's option, and a 5% royalty on production or the market value of other minerals. (2) The middle area, three statute miles wide and covering more than 800,000 acres, was released by Coastal Petroleum to the Trustees, and Coastal Petroleum has no further interest in the area. (3) Coastal Petroleum presently owns a 100% working interest in the outside area, which extends seaward an additional three statute miles and borders federal offshore acreage. This area, exceeding 800,000 acres, remains subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The Florida legislature has enacted statutes designed to protect the Big Bend Seagrass Aquatic Preserve, an area covering approximately one quarter of Coastal Petroleum's working interest area. However, the legislation and legislative history recognize and preserve Coastal Petroleum's prior rights as granted by the leases.

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

         Under the 1976 settlement agreement with the Trustees, the three leases have a term of 40 years beginning from January 6, 1976 and require the payment of an annual rental of $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. Further, the settlement agreement provides that the drilling requirements shall be governed by Chapter 20680, Laws of Florida, Acts of 1941, and that all other drilling requirements are waived. Under the 1941 Act, a lessee is required to drill at least one test well on lands leased in each five year period under the term of the lease. Coastal Petroleum believes it is current in fulfilling its drilling requirements. The Court in the Florida Litigation had suspended Coastal Petroleum's obligations, pending the outcome of that litigation. During July 1998, the payment of lease rentals was resumed.

         In 1992 Coastal Petroleum was granted an additional geophysical permit for seismic, gravity and magnetic work, on its offshore leases. Magnetics were run on a large portion of 224-A. Work was suspended for a few months and the Department of Natural Resources ruled that a new permit application would be required to renew operations. Coastal Petroleum's new application for a geophysical permit received approval in January 1997. The Company began the magnetic work during January 1998 and subsequently filed for a one year extension of time to complete the work. During 1998, the Company decided to purchase the data because it was more cost effective than completing the magnetic work.

         See Item 3. "Legal Proceedings" for a discussion of the impact of the current status of the Florida Litigation on exploration activities.

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 1998:

                            Current                Current               Current
                            Working                Royalty               Annual
Lease                       Interest               Interest              Rental
-----                      ---------              ---------              -------
224-A and 224-B              800,000              2,250,000              $39,261
248                          450,000                200,000               19,986
                           ---------              ---------              -------
                           1,250,000              2,450,000              $59,247
                           =========              =========              =======

                    Acreage under lease at December 31, 1998

                             Gross Acres (*)                 Net Acres (**)
                       -------------------------       -------------------------
                       Undeveloped     Developed       Undeveloped     Developed
                       -----------     ---------       -----------     ---------
Working interest        1,250,000         -0-           1,250,000         -0-
Royalty interest        2,450,000         -0-             153,125         -0-
                        ---------        -----          ---------        -----
    Total               3,700,000         -0-           1,403,125         -0-
                        =========      =========        =========      =========

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

(5)      Undeveloped Acreage.

         The Company's undeveloped acreage as of December 31, 1998 was as follows:

                                             Gross Acres           Net Acres
                                             -----------           ---------
          Working Interest                    1,250,000            1,250,000
          Royalty Interest                    2,450,000              153,125
                                              ---------            ---------

          Total                               3,700,000            1,403,125
                                              =========            =========

(6)       Drilling Activity.

          No drilling has taken place since May 1987 when two shallow mineral test wells were drilled on lease 224-B.

(7)       Present Activities.

          The Company is continuing its program to evaluate its leases and identify potential drilling prospects.

(8)       Delivery Commitments.

          None.

Item 3.           Legal Proceedings

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

1.       Coastal  Petroleum  Company   v.   State  Department  of  Environmental
Protection, (Case No. 98-1998, First District Court of Appeal). Drilling Permit Litigation.

         In 1992, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "DEP") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The DEP subsequently denied the application for issuance of a drilling permit for various reasons including the requirement of a $1.9 billion bond. Coastal Petroleum appealed the actions of the DEP to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the DEP's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

         On August 16, 1996, the DEP notified Coastal Petroleum that it was prepared to issue the drilling permit subject to Coastal Petroleum publishing a Notice of Intent to Issue ("Notice") the permit. The Notice allowed interested parties to request administrative hearings on the permit.

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The legislation requires that a surety will now be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the DEP and as established by the Administration Commission (the "Commission") which is comprised of the Governor and Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year. On September 9, 1997, the State of Florida set a new surety amount of $4.25 billion as a precondition for the issuance of the drilling permit.

         During 1997, the Company published a Notice of the DEP's intent to issue the permit. On October 20, 1997, a public hearing on the permit application convened and concluded on November 6, 1997. The hearing included the Company's appeal of the $4.25 billion surety requirement. On April 8, 1998, a Florida Administrative Law Judge recommended that Coastal Petroleum was entitled to a drilling permit with the requirement of a $225 million surety. On May 13, 1998, the Commission rejected the $225 million surety and remanded the proceedings to the Administrative Law Judge with instructions to recalculate the surety amount.

         On May 26, 1998, the DEP refused to issue a permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island.

         Coastal Petroleum has appealed both the denial of the permit by the DEP and the imposition of the surety to the Court of Appeal. All of the briefs in the case have been filed and the Company expects that oral argument will be scheduled in the near future.

2.       Coastal  Petroleum  Company   v.  State  of   Florida,   Department  of
Environmental Protection (DOAH Case Nos. 98-1901-1912). 12 Permit Applications.

         On February 25, 1997, Coastal Petroleum filed 12 permit applications with the DEP which were denied by the Department on March 24, 1998. On August 31, 1998, the State of Florida Division of Administrative Hearings issued a Notice of Hearing to review the Department's denial of the permit applications. The hearing was held on January 4-8, 1999. The parties are awaiting a decision by the Administrative Law Judge which is expected during March 1999.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Coastal Caribbean Royalty Litigation.

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

Counsel

         Mr. Robert J. Angerer of Tallahassee, Florida is Coastal Petroleum's trial counsel in the Florida Litigation. Mr. Angerer, age 52, is a graduate of the University of Michigan (B.S.E. 1969) and received his law degree with high honors from Florida State University in 1974.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                        Percent of net recovery
                  Robert J. Angerer                               1.5
                  Other counsel                                   4.5
                                                                  ---
                  Total                                           6.0
                                                                  ===

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

Item 4.           Submission of Matters to a Vote of Security Holders

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

                                                                                       Other Positions
                                   Office           Length of Service                   Held With The
          Name         Age          Held              as an Officer                       Company

Benjamin W. Heath      84         President           Since 1953          Director
Phillip W. Ware        49      Vice President         Since 1982          Director, President of Coastal Petroleum

James R. Joyce         58     Treasurer, Asst.        Since 1994          Secretary-Treasurer of Coastal Petroleum
                             Secretary and Chief
                              Financial Officer

         All officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         The Company is not aware of any arrangements or understandings between any of the individuals named and any other person pursuant to which any individual named above was selected as an officer.

                                     PART II

Item 5.           Market for the Company's Common Stock and Related
                  Stockholder Matters

         (a)      Market Information.

                  The principal market for the Company's common stock is the Boston Stock Exchange. The quarterly high and low closing prices on that exchange during the last two years were as follows:

--------------------------------------------------------------------------------

1998        1st quarter        2nd quarter        3rd quarter        4th quarter
----        -----------        -----------        -----------        -----------

High           2 7/8              3 1/2             1 13/16             1 9/16
Low            1 1/2              1 9/16               1                1 1/16
--------------------------------------------------------------------------------

1997        1st quarter        2nd quarter        3rd quarter        4th quarter
----        -----------        -----------        -----------        -----------

High           4 3/4              2 1/2              2 1/8              2 3/8
Low            2 1/16             1 9/16             1 7/16             1 5/8
--------------------------------------------------------------------------------

         (b)      Holders.

                  The approximate number of record holders of the Company's common stock at January 29, 1999 was approximately 12,600.

         (c)      Dividends.

                  The Company has never paid a dividend on its capital stock and will be unable to do so until its deficit, ($26,256,000 at December 31, 1998) is eliminated.

                  The Company's Memorandum of Association and Bye-Laws do not permit the Company to repurchase or redeem shares of its common stock.

         (d)      Recent Sales of Unregistered Securities.

                  None.

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

Item 6.           Selected Consolidated Financial Information

         The following selected consolidated financial information for the Company insofar as it relates to each of the five years in the period ended December 31, 1998 has been extracted from the Company's consolidated financial statements.



                                            1998            1997             1996              1995            1994
                                             ($)             ($)              ($)               ($)             ($)

Net loss                                 (1,155,000)     (1,611,000)      (1,148,000)        (880,000)       (719,000)
                                         ===========     ===========      ===========        =========       =========

Net loss per share
(Basic and Diluted)
                                               (.03)           (.04)            (.03)            (.03)           (.02)
                                         ===========     ===========      ===========       ==========      ==========

Cash and securities available             2,181,000       3,749,000        5,789,000          308,000         648,000
                                          =========       =========        =========        =========       =========

Cost associated with leasehold
  interests in oil, gas and
  mineral properties (unproved)           4,735,619       4,395,000        3,944,000        3,689,000       3,689,000
                                          =========       =========        =========        =========       =========

Total assets                              7,311,050       8,462,000       10,021,000        4,128,000       4,375,000
                                          =========       =========       ==========        =========       =========

Shareholders' equity:
  Common stock                            4,807,000       4,807,000        4,805,000        4,004,000       4,004,000
  Capital in excess                      28,693,000      28,693,000       28,443,000       22,395,000      21,795,000
  Accumulated deficit                   (26,256,000)    (25,102,000)     (23,490,000)     (22,342,000)    (21,463,000)
                                        ------------    ------------     ------------     ------------    ------------
Total shareholders' equity                7,244,000       8,398,000        9,758,000        4,057,000       4,336,000
                                          =========       =========        =========        =========       =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Liquidity and Capital Resources

                              Short Term Liquidity

         At December 31 1998, Coastal Caribbean had approximately $2.2 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company estimates that as much as $400,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1999, although the State may take actions that could shorten or lengthen that period. During 1998, the Company spent approximately $371,000 under a program to identify potential drilling prospects. The amount of 1999 capital expenditures will depend on the outcome of the Florida litigation.

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

         In 1997, the Company filed 12 additional applications for drilling permits. The Company has objected to certain requests for additional data by the State of Florida DEP and the Company has petitioned for a formal administrative hearing to resolve the dispute which was held during January 1999. The parties are awaiting a decision by the Administrative Law Judge.

         The Company does not currently have assets sufficient to fund all the expenditures necessary to drill the St. George Island prospect and any other exploration wells, if all of the permits were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.

         The Company has assessed its Year 2000 readiness and it is currently compliant. The Year 2000 change should have no material impact on the Company's internal operations or financial results. However, the Company will be dependent on its suppliers and potential partners to make their systems Year 2000 compliant. Due to the limited nature of the Company's current operations, the inability of suppliers or potential partners to be Year 2000 compliant will not have a material impact on the Company.

(2)      Results of Operations

         The Company has never had substantial revenues and has operated at a loss each year since its inception in 1953. The Company has been involved in litigation since 1968 and its total legal expenses have been approximately $2,279,000 during the three years ended December 31, 1998. The legal expenses incurred related primarily to the Florida Litigation. The Company expects that the litigation related fees will be approximately $400,000 in 1999. A termination date of this litigation cannot be predicted with any certainty at this time.

1998 vs. 1997

         The Company recorded a loss of $1,155,000 for 1998, compared to a loss of $1,611,000 in 1997.

         Interest income and other income decreased 40% to $167,000 in 1998 from $279,000 in 1997 because less funds were available for investment during 1998 and interest rates were lower.

         Legal fees and costs decreased 52% in 1998 to $502,000 compared to $1,047,000 in the prior year. In 1997, the Company had been involved in various appeals and hearings in connection with the opposition by the state and others to the issuance of a drilling permit and the taking claim regarding its royalty interest acreage. During 1998, the level of legal activity decreased.

         Administrative expenses increased 11% in 1998 to $495,000 compared to $448,000 in 1997. The primary reason for the increase was an increase in the amount of directors' and officers' liability insurance in 1998.

         Shareholder communications decreased 29% from $188,000 in 1997 to $133,000 in 1998. In 1997, the cost of printing and mailing was higher because of the size of the documents and the number of mailings compared to 1998.

         Exploration costs decreased from $53,000 in 1997 to $31,000 in 1998 in connection with the Company's program to identify potential drilling prospects. These miscellaneous exploration expenses do not include the exploration expenditures totaling $340,000 that were capitalized in 1998 ($452,000 in 1997).

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

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 1998, the carrying value of such investments was approximately $2,129,000, the fair value was $2,135,000 and the face value was $2,150,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.           Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value from inception (January 31, 1953) to December 31, 1998 and for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows from inception (January 31, 1953) to December 31, 1998 and for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  /s/ Ernst & Young LLP


Stamford, Connecticut
January 12, 1999

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                            December 31,
                                                         1998          1997
                                                     ------------  ------------
                        ASSETS

Current assets:
  Cash and cash equivalents                          $     52,480  $    316,333
  Accounts receivable                                      52,634        77,302
  Marketable securities                                   828,839     3,433,035
  Prepaid expenses                                        314,280       213,840
                                                     ------------  ------------
          Total current assets                          1,248,233     4,040,510
                                                     ------------  ------------

Marketable securities                                   1,300,000             -
Unproved oil, gas and mineral properties (full cost
  method)                                               4,735,619     4,395,132
Other                                                      27,198        26,765
                                                     ------------  ------------
Total assets                                         $  7,311,050  $  8,462,407
                                                     ============  ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities           $     67,299  $     63,975
                                                     ------------  ------------

Minority interests                                              -             -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 40,056,358 shares                     4,806,763     4,806,763
  Capital in excess of par value                       28,693,033    28,693,033
                                                     ------------  ------------
                                                       33,499,796    33,499,796
  Deficit accumulated during development stage        (26,256,045)  (25,101,364)
                                                     ------------  ------------
Total shareholders' equity                              7,243,751     8,398,432
                                                     ------------  ------------
Total liabilities and shareholders' equity           $  7,311,050  $  8,462,407
                                                     ============  ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                                                          From
                                                                                                                       inception
                                                                    Year ended December 31,                         (Jan. 31, 1953)
                                                     -----------------------------------------------------                 to
                                                        1998                 1997                 1996               Dec. 31, 1998
                                                     -----------          -----------          -----------           -------------
Interest and other income                            $   167,178          $   279,469          $   192,369           $  3,673,304
                                                     -----------          -----------          -----------           ------------

Expenses:
  Legal fees and costs                                   501,708            1,046,779              730,831             11,971,611
  Administrative expenses                                495,161              447,622              338,594              6,864,310
  Salaries                                               161,000              156,000              150,667              2,911,278
  Shareholder communications                             132,924              187,644               93,548              3,568,955
  Exploration costs                                       31,066               52,558               26,933                783,660
  Lawsuit judgments                                            -                    -                    -              1,941,916
  Minority interests                                           -                    -                    -               (632,974)
  Other                                                        -                    -                    -                364,865
  Contractual services                                         -                    -                    -              2,155,728
                                                     -----------          -----------          -----------
                                                       1,321,859            1,890,603            1,340,573             29,929,349
                                                     -----------          -----------          -----------           ------------

Net loss                                             $(1,154,681)         $(1,611,134)         $(1,148,204)
                                                     ============         ============         ============

Deficit accumulated during
  development stage                                                                                                   $(26,256,045)
                                                                                                                      =============

Net loss per share based on average
  number of shares outstanding during
  the period:
    Basic and Diluted EPS                               $(.03)               $(.04)               $(.03)
                                                        ======               ======               ======

Average number of shares outstanding
    (Basic and Diluted)                               40,056,358           40,055,589           37,477,617
                                                      ==========           ==========           ==========


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                                         From
                                                                                                                       inception
                                                                         Year ended December 31,                    (Jan. 31, 1953)
                                                            --------------------------------------------------             to
                                                               1998               1997                1996           Dec. 31, 1998
                                                            -----------        -----------         -----------       -------------

Operating activities:
Net loss                                                   $(1,154,681)       $(1,611,134)        $(1,148,204)        $(26,256,046)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Minority interest                                                -                  -                   -             (632,974)
    Exploration and other                                            -                  -                   -              755,974
    Net change in:
       Accounts receivable                                      24,668             27,813             (98,278)             (52,634)
       Prepaid expenses                                       (100,440)           (34,972)            (53,526)            (314,280)
       Current liabilities                                       3,324           (198,447)            191,210               67,298
       Other                                                      (433)            (1,121)             34,063              471,709
                                                            -----------        -----------         -----------         ------------
Net cash used for operating activities                      (1,227,562)        (1,817,861)         (1,074,735)         (25,960,953)
                                                            -----------        -----------         -----------         ------------

Investing activities:
  Additions to oil, gas, and mineral
    properties net of assets acquired
    for common stock                                          (340,487)          (451,612)           (254,952)          (4,735,619)
  Marketable securities (net)                                1,304,196          1,910,226          (5,343,261)          (2,128,839)
  Reimbursement of lease rentals and
    other expenses                                                   -                  -                   -            1,243,086
  Purchase of fixed assets                                           -                  -                   -              (61,649)
                                                            -----------        -----------         -----------         ------------
Net cash provided by (used) for investing activities
                                                               963,709          1,458,614          (5,598,213)          (5,683,021)
                                                            -----------        -----------         -----------         ------------

Financing activities:
  Sale of common stock less expenses                                 -                  -           6,356,326           26,342,205
  Shares issued upon exercise of
    options                                                          -             11,250              13,500              884,249
  Sale of shares by subsidiary                                                          -                   -              750,000
  Sale of subsidiary shares                                          -            240,000             480,000            3,720,000
                                                            -----------        -----------         -----------         ------------
Net cash provided by financing activities                            -            251,250           6,849,826           31,696,454
                                                            -----------        -----------         -----------         ------------
Net increase (decrease) in cash
  and cash equivalents                                        (263,853)          (107,997)            176,878               52,480
Cash and cash equivalents at
  beginning of period                                          316,333            424,330             247,452                    -
                                                            -----------        -----------         -----------         ------------
Cash and cash equivalents at
  end of period                                              $  52,480           $316,333            $424,330            $  52,480
                                                             =========           ========            ========            =========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
             From inception (January 31, 1953) to December 31, 1998

                                                                                                                       Capital in
                                                                         Number of                Common                 Excess
                                                                          Shares                  Stock               of Par Value
                                                                        ----------              ----------            ------------
Shares issued for net assets and unrecovered costs
   at inception                                                          5,790,210              $  579,021             $ 1,542,868
Shares issued upon sales of common stock                                26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options                               510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                             54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                               84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                               95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                                -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                              -                       -                 117,025
                                                                        ----------              ----------             -----------
Balance at December 31, 1990                                            33,363,632               4,003,636              19,395,084
Sale of subsidiary shares                                                        -                       -                 300,000
                                                                        ----------              ----------             -----------
Balance at December 31, 1991                                            33,363,632               4,003,636              19,695,084
Sale of subsidiary shares                                                        -                       -                 390,000
                                                                        ----------              ----------             -----------
Balance at December 31, 1992                                            33,363,632               4,003,636              20,085,084
Sale of subsidiary shares                                                        -                       -               1,080,000
                                                                        ----------              ----------             -----------
Balance at December 31, 1993                                            33,363,632               4,003,636              21,165,084
Sale of subsidiary shares                                                        -                       -                 630,000
                                                                        ----------              ----------             -----------
Balance at December 31, 1994                                            33,363,632               4,003,636              21,795,084
Sale of subsidiary shares                                                        -                       -                 600,000
                                                                        ----------              ----------             -----------
Balance at December 31, 1995                                            33,363,632               4,003,636              22,395,084
Sale of common stock                                                     6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                        -                       -                 480,000
Exercise of stock options                                                   10,000                   1,200                  12,300
                                                                        ----------              ----------             -----------
Balance at December 31, 1996                                            40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                        -                       -                 240,000
Exercise of stock options                                                   10,000                   1,200                  10,050
                                                                        ----------              ----------             -----------
Balance at December 31, 1997 and 1998                                   40,056,358              $4,806,763             $28,693,033
                                                                        ==========              ==========             ===========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.       Summary of significant accounting policies

Consolidation

         The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd. ("Coastal Caribbean") and its majority subsidiary, Coastal Petroleum Company ("Coastal Petroleum"), hereinafter referred to collectively as the Company. The Company, which is engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated.

Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                        December 31,
                                             ----------------------------------
                                              1998                       1997
                                             -------                   --------
Cash                                         $52,480                   $118,859
U.S. Government Obligations                        -                    197,474
                                             -------                   --------
                                             $52,480                   $316,333
                                             =======                   ========

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

The Company does not expect to amortize these costs until there is production from the properties. Production cannot begin until several events occur because the Company must: (1) obtain state and federal drilling permits (2) finance the drilling of an exploratory well, either with internal resources or by securing one or more partners in the drilling activity, (3) discover commercial quantities of oil and/or gas, and (4) finance and begin a production program. The Company cannot predict if or when any of these events may occur; however, the Company expects that under the most favorable circumstances production would not begin before 2000. If the Company obtains the permits to drill, the total cost of drilling an exploration well is currently estimated to be approximately $5.5 million. The Company does not currently have assets sufficient to fund all of this cost and would be required to seek debt or equity financing from public or private sources to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing to fund these development activities.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida. Although the property interests may be impaired by the actions taken by the State, the likelihood of loss with respect to the recorded costs of the leasehold interests is not probable. (See Note 5 "Litigation".) Based on the exploration activities on the properties completed to date, the exploration and development activities of others in the Gulf of Mexico and the laws applicable to the taking of property, the Company expects to recover its $4.7 million of capitalized costs. However, there can be no assurance that it will be successful and that costs associated with these properties will be realized.

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

2.       Coastal Petroleum Company - Minority Interests

         In 1992, Coastal Caribbean granted Lykes Minerals Corp. ("Lykes"), a wholly owned subsidiary of Lykes Bros. Inc., an option to acquire 78 shares of Coastal Petroleum at $40,000 per share. Lykes exercised all of its options to purchase Coastal Petroleum shares at a total cost of $3,120,000 and at December 31, 1998 and 1997, held 26.7% of Coastal Petroleum.

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

         As of December 31, 1998, Coastal Petroleum shares were owned as follows:

                                                  Shares                    %
                                                  ------                  -----
         Coastal Caribbean                          173                    59.3
         Lykes                                       78                    26.7
         Other                                       41                    14.0
                                                    ---                   -----
                                                    292                   100.0
                                                    ===                   =====

3.       Marketable Securities

         At December 31, 1998 and 1997, the Company had the following marketable securities which were expected to be held until maturity:

                                 December 31, 1998
--------------------------------------------------------------------------------
                                           Maturity      Amortized
        Security            Par Value        Date           Cost      Fair Value
        --------            ---------        ----           ----      ----------
Short-term securities
Federal Home Loan Bank      $  150,000   Jan. 6, 1999    $  147,091   $  149,912
Federal Home Loan Bank         500,000   Feb. 22, 1999      486,422      489,938
Federal Home Loan Bank         200,000   May 11, 1999       195,326      195,550
                            ----------                   ----------    ---------
Total                       $  850,000                   $  828,839   $  835,400
                            ==========                   ==========   ==========

Long-term securities
Federal Home Loan Bank      $1,300,000  Jan. 28, 2000   $1,300,000   $1,300,403
                            ==========                  ==========   ==========

                                December 31, 1997
--------------------------------------------------------------------------------
                                           Maturity      Amortized
        Security            Par Value        Date           Cost      Fair Value
        --------            ---------        ----           ----      ----------
Federal Home Loan Bank
  Discounted Note           $  500,000   Feb. 11, 1998   $  487,191   $  493,200
U.S. Treasury Note             500,000   May 31, 1998       497,969      500,935
U.S. Treasury Note           1,500,000   Jul. 31, 1998    1,501,270    1,506,090
Federal Farm Credit Bank
  Discounted Note            1,000,000   Aug. 18, 1998      946,605      953,042
                            ----------                   ----------   ----------
Total                       $3,500,000                   $3,433,035   $3,453,267
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

         The three leases have a term of 40 years from January 6, 1976 and require the payment of annual lease rentals of $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. The drilling requirements are governed by Chapter 20680, Laws of Florida, Acts of 1941. The Company is current in fulfilling its drilling requirements. During July 1998, the Company resumed the payment of lease rentals which had been suspended during the litigation.

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

         During 1998, the Company capitalized approximately $340,000 ($452,000 in 1997 and $255,000 in 1996) under a program to identify potential drilling prospects. The amount of 1999 expenditures will depend on the outcome of the Florida litigation.

         A summary of the cost of unproved oil, gas and mineral properties, accounted for under the full cost method, all of which are located in Florida.

                                                           1998          1997
                                                        ----------    ----------
Lease acquisition costs                                 $  914,619    $  914,619
Lease and royalty costs (principally legal fees)           591,616       591,616
Lease rentals                                            2,388,527     2,329,280
Dry hole costs                                             587,987       587,987
Other exploratory expenses                               1,275,706       994,466
Salaries                                                   466,983       466,983
                                                        ----------    ----------
                                                         6,225,438     5,884,951
                                                        ----------    ----------
Deduct:
  Reimbursement for lease rentals and other expenses     1,243,086     1,243,086
  Proceeds from relinquishment of surface rights           246,733       246,733
                                                        ----------    ----------
                                                         1,489,819     1,489,819
                                                        ----------    ----------
                                                        $4,735,619    $4,395,132
                                                        ==========    ==========

5.       Litigation

         Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Currently, Coastal Petroleum is a party to two actions in which two basic claims are being contested: Whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

1.       Coastal  Petroleum  Company   v.   State  Department  of  Environmental
Protection, (Case No. 98-1998, First District Court of Appeal). Drilling Permit Litigation.

         In 1992, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "DEP") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The DEP subsequently denied the application for issuance of a drilling permit for various reasons including the requirement of a $1.9 billion bond. Coastal Petroleum appealed the actions of the DEP to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the DEP's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

         On August 16, 1996, the DEP notified Coastal Petroleum that it was prepared to issue the drilling permit subject to Coastal Petroleum publishing a Notice of Intent to Issue ("Notice") the permit. The Notice allowed interested parties to request administrative hearings on the permit.

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The legislation requires that a surety will now be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the DEP and as established by the Administration Commission (the "Commission") which is comprised of the Governor and Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year. On September 9, 1997, the State of Florida set a new surety amount of $4.25 billion as a precondition for the issuance of the drilling permit.

         During 1997, the Company published a Notice of the DEP's intent to issue the permit. On October 20, 1997, a public hearing on the permit application convened and concluded on November 6, 1997. The hearing included the Company's appeal of the $4.25 billion surety requirement. On April 8, 1998, a Florida Administrative Law Judge recommended that Coastal Petroleum was entitled to a drilling permit with the requirement of a $225 million surety. On May 13, 1998, the Commission rejected the $225 million surety and remanded the proceedings to the Administrative Law Judge with instructions to recalculate the surety amount.

         On May 26, 1998, the DEP refused to issue a permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island.

         Coastal Petroleum has appealed both the denial of the permit by the DEP and the imposition of the surety to the Court of Appeal. All of the briefs in the case have been filed and the Company expects that oral argument will be scheduled in the near future.

2.       Coastal  Petroleum  Company   v.   State  of  Florida,   Department  of
Environmental Protection (DOAH Case Nos. 98-1901-1912). 12 Permit Applications.

         On February 25, 1997, Coastal Petroleum filed 12 permit applications with the DEP which were denied by the Department on March 24, 1998. On August 31, 1998, the State of Florida Division of Administrative Hearings issued a Notice of Hearing to review the Department's denial of the permit applications. The hearing was held on January 4-8, 1999. The parties are awaiting a decision by the Administrative Law Judge which is expected during March 1999.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Coastal Caribbean Royalty Litigation.

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

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 6% in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                        Percent of net recovery
                  Robert J. Angerer                               1.5
                  Other counsel                                   4.5
                                                                  ---
                  Total                                           6.0
                                                                  ===

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

         The following represents shares issued upon sales of common stock:

                            Number of                          Capital in Excess
                             Shares         Capital Stock         of Par Value
                            ---------       -------------      -----------------
              1953            300,000        $   30,000          $   654,000
              1954             53,000             5,300              114,265
              1955             67,000             6,700              137,937
              1956             77,100             7,710              139,548
              1957             95,400             9,540              152,492
              1958            180,884            18,088              207,135
              1959            123,011            12,301              160,751
              1960            134,300            13,430              131,431
              1961            127,500            12,750               94,077
              1962              9,900               990                8,036
              1963            168,200            23,548               12,041
              1964            331,800            46,452               45,044
              1965            435,200            60,928              442,391
              1966            187,000            26,180              194,187
              1967            193,954            27,153              249,608
              1968             67,500             9,450              127,468
              1969              8,200             1,148               13,532
              1970            274,600            32,952              117,154
              1971            299,000            35,880               99,202
              1972            462,600            55,512              126,185
              1973            619,800            74,376              251,202
              1974            398,300            47,796               60,007
              1975                  -                 -              (52,618)
              1976                  -                 -               (8,200)
              1977            850,000           102,000            1,682,706
              1978             90,797            10,896              158,343
              1979          1,065,943           127,914            4,124,063
              1980            179,831            21,580              826,763
              1981             30,600             3,672              159,360
              1983          5,318,862           638,263            1,814,642
              1985                  -                 -              (36,220)
              1986          6,228,143           747,378            2,178,471
              1987          4,152,095           498,251            2,407,522
              1990          4,298,966           515,876               26,319
              1996          6,672,726           800,727            5,555,599
                           ----------        ----------            ---------
                           33,502,212        $4,024,741          $22,374,443
                           ==========        ==========          ===========

         The following represents shares issued upon exercise of stock options:

              1955             73,000        $    7,300          $   175,200
              1978              7,000               840                6,160
              1979            213,570            25,628              265,619
              1980             76,830             9,219              125,233
              1981            139,600            16,752              227,548
              1996             10,000             1,200               12,300
              1997             10,000             1,200               10,050
                           ----------        ----------          -----------
                              530,000        $   62,139          $   822,110
                           ==========        ==========          ===========

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

         On March 7, 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. Options are normally immediately exercisable and issued for a period of five years. The following table summarizes stock option activity:

                                                                  Number of Shares           Exercise Price ($)
                                                                  ----------------           ------------------
Outstanding and exercisable at December 31, 1995                       320,000                      1.35
     Exercised                                                         (10,000)                     1.35
     Canceled                                                         (310,000)                     1.35
     Granted                                                           372,000                      1.13
                                                                       -------
Outstanding and exercisable at December 31, 1996                       372,000                      1.13
     Exercised                                                         (10,000)                     1.13
                                                                      --------
Outstanding and exercisable at December 31, 1997                       362,000                      1.13
     Granted                                                           225,000                      2.625
                                                                       -------
Outstanding and exercisable at December 31, 1998                       587,000                   1.13-2.625
                                                                       =======
                                                                                          (1.70 weighted average)
Available for grant at December 31,1998                                393,000
                                                                       =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 5.45%, expected life - 5 years, expected volatility - .707 and expected dividend - 0.

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                      Amount           Per Share
                                                      ------           ---------
Net loss as reported - December 31, 1998            $(1,154,681)         $(.03)
Stock option expense                                   (369,000)          (.01)
                                                    ------------         ------
Pro forma net loss                                  $(1,523,681)         $(.04)
                                                    ------------         ------

8.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carryforwards for federal and state tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $11,806,000 at December 31, 1998 and expire in varying amounts from 1999 through 2013. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carryforwards. Significant components of the Company's deferred tax assets were as follows:

                                                     1998               1997
                                                     ----               ----
Net operating losses                             $ 4,443,000        $ 4,338,000
Deferred intercompany interest deduction             652,000            242,000
                                                 -----------        -----------
Total deferred tax assets                          5,095,000          4,580,000
Valuation allowance                               (5,095,000)        (4,580,000)
                                                 ------------       ------------
Net deferred tax assets                          $     -            $     -
                                                 ============       ============

9.       Related parties

         G&O'D INC provides accounting and administrative services and office facilities and support staff to the Company. G&O'D INC is owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. During 1998, 1997 and 1996, G&O'D billed fees of $160,764, $172,160 and $169,632, respectively.

         During 1996, the Company agreed to reimburse Lykes Minerals Corp. for certain legal expenses in the amount of $201,416 that Lykes had incurred in connection with the Florida Litigation on the basis that these expenses had directly benefited the Company. This amount is included in accounts payable and accrued liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.


                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company relative to the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements.

                           The  financial  statements  listed below and included
under Item 8 above are filed as part of this report.

                                                                            Page

Report of Independent Auditors                                               23

Consolidated balance sheets at December 31, 1998 and 1997                    24

Consolidated statements of operations from inception (January 31, 1953) to
  December 31, 1998 and for each of the three years in the period ended
  December 31, 1998                                                          25

Consolidated statements of cash flows from inception (January 31, 1953) to
  December 31, 1998 and for each of the three years in the period ended
  December 31, 1998                                                          26

Consolidated statements of common stock and capital in excess of
  par value from inception (January 31, 1953) to December 31, 1998           27

Notes to consolidated financial statements                                   28

                  (2)      Financial Statement Schedules:

                           All  schedules  have been omitted  since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                  (3)      Exhibits.

                           List of each management contract  or  compensatory or
arrangement required to be filed as an exhibit pursuant to Item 14(c).

                           None.

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits.

                  The following exhibits are filed as part of this report:

Item Number

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  Not applicable.

         3.       Articles of incorporation and By-Laws.

                  (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 is filed herein.

                  (b) Bye-laws are incorporated by reference to Schedule 14(a) Proxy Statement filed on May 13, 1997.

         4. Instruments defining the rights of security holders, including indentures.

                  Not applicable.

         9.       Voting trust agreement.

                  Not applicable.

         10.      Material contracts.

                  (a)      Drilling Lease No. 224-A,  as modified,  between  the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is filed herein.

                  (b)      Drilling  Lease No. 224-B,  as modified,  between the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is filed herein.

                  (c) Drilling Lease No. 248, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 is filed herein.

                  (d) Settlement Agreement dated January 6, 1976 between Coastal Petroleum Company and the State of Florida is filed herein.

                  (e) Agreement between the Company and Coastal Petroleum dated December 3, 1991 is filed herein.

                  (f) Agreement between Lykes Minerals Corp. and Coastal Caribbean and Coastal Petroleum dated October 16, 1992 is filed herein.

         11.      Statement re: computation of per share earnings.

                  None.

         12.      Statement re: computation of ratios.

                  Not applicable.

         13. Annual report to security holders, Form 10-Q or quarterly report to security holders.

                  Not applicable.

         16.      Letter re: change in certifying accountant.

                  Not applicable.

         18.      Letter re: change in accounting principles.

                  Not applicable.

         21.      Subsidiaries of the registrant.

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation.

         22. Published report regarding matters submitted to vote of security holders.

                  Not applicable.

         23.      Consent of experts and counsel.

                  Consent of Ernst & Young LLP is filed herein.

         24.      Power of attorney.

                  Not applicable.

         27.      Financial data schedule.

                  Filed herein (EDGAR filing only).

         99.      Additional exhibits.

                  Not applicable.

         (d)      Financial Statement Schedules.

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


Dated:        January 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Benjamin W. Heath                    By /s/ James R. Joyce
   Benjamin W. Heath                           James R. Joyce
   President, Director and Chief Executive     Treasurer and Chief Financial and
   Officer                                     Accounting Officer


Dated:        January 29, 1999             Dated:        January 29, 1999
       ------------------------------             ------------------------------


By /s/ Graham B. Collis                     By /s/ John D. Monroe
   Graham B. Collis                            John D. Monroe
   Director                                    Director


Dated:        January 29, 1999             Dated:        January 29, 1999
       ------------------------------             ------------------------------


By /s/ Phillip W. Ware                      By /s/ Nicholas B. Dill
   Phillip W. Ware                             Nicholas B. Dill
   Director                                    Director


Dated:        January 29, 1999             Dated:        January 29, 1999
       ------------------------------             ------------------------------

                                INDEX TO EXHIBITS


Exhibit No.

         3.       (a)      Memorandum of Association  as  amended  on  June  30,
                           1982, May 14, 1985 and April 7, 1988

         10.      (a)      Drilling Lease No. 224-A, as  modified,  between  the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated
                           February 27, 1947

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

                  (e) Agreement between the Company and Coastal Petroleum dated December 3, 1991

                  (f) Agreement between Lykes Minerals Corp. and Coastal Caribbean and Coastal Petroleum dated October 16, 1992

         23.      Consent of Ernst & Young LLP

         27.      Financial Data Schedule (EDGAR filing only)