Form 10-Q
period 1999-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1999-04-19
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               -------------------------------------

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

Clarendon House, Church Street, Hamilton, Bermuda                   HM 11
 ................................................................................
   (Address of principal executive offices)                       (Zip Code)

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of April 10, 1999 was 40,056,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                 March 31,         December 31,
                                                                                   1999                1998
                                                                               ------------        ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents                                                    $    990,754        $     52,480
  Accounts and interest receivable                                                   17,724              52,634
  Marketable securities                                                             608,678             828,839
  Prepaid expenses                                                                  287,038             314,280
                                                                               ------------        ------------
          Total current assets                                                    1,904,194           1,248,233
                                                                               ------------        ------------

Marketable securities                                                               400,000           1,300,000

Unproved oil, gas and mineral properties (full cost method)                       4,703,873           4,735,619

Other                                                                                27,080              27,198
                                                                               ------------        ------------
Total assets                                                                   $  7,035,147        $  7,311,050
                                                                               ============        ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $     80,213        $     67,299
                                                                               ------------        ------------

Minority interests                                                                        -                   -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763           4,806,763
  Capital in excess of par value                                                 28,693,033          28,693,033
                                                                               ------------        ------------
                                                                                 33,499,796          33,499,796
  Deficit accumulated during development stage                                  (26,544,862)        (26,256,045)
                                                                               ------------        ------------
  Total shareholders' equity                                                      6,954,934           7,243,751
                                                                               ------------        ------------

Total liabilities, minority interests and shareholders' equity                 $  7,035,147        $  7,311,050
                                                                               ============        ============

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                                                                                                   From inception
                                                                 Three months ended               (Jan. 31, 1953)
                                                                     March 31,                      to March 31,
                                                              1999                1998                  1999
                                                           ---------           ---------           --------------

Interest and other income                                  $  25,369           $  51,974             $  3,698,673
                                                           ---------           ---------

Expenses:
  Legal fees and costs                                       106,749             113,939               12,078,360
  Administrative expenses                                    133,017             133,290                6,997,327
  Salaries                                                    43,700              39,000                2,954,978
  Shareholder communications                                  27,404              34,260                3,596,359
  Exploration costs                                            3,316               7,481                  786,976
  Lawsuit judgments                                                -                   -                1,941,916
  Minority interests                                               -                   -                 (632,974)
  Other                                                            -                   -                  364,865
  Contractual services                                             -                   -                2,155,728
                                                           ---------           ---------
                                                             314,186             327,970               30,243,535
                                                           ---------           ---------

Net loss                                                   $(288,817)          $(275,996)
                                                           ==========          ==========

Deficit accumulated during
  development stage                                                                                  $(26,544,862)
                                                                                                     =============

Average number of shares
  Outstanding (Basic & Diluted)                           40,056,358          40,056,358
                                                          ==========          ==========

Net loss per share (Basic & Diluted)                         $(.01)              $(.01)
                                                             ======              ======

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (unaudited)


                                                                                                     From inception
                                                                         Three months ended          (Jan. 31, 1953)
                                                                              March 31,               to March 31,
                                                                        1999             1998             1999
                                                                     ---------         ---------     ---------------
Operating activities:
Net loss                                                             $(288,817)        $(275,996)      $(26,544,862)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Net change in:
       Accounts receivable                                              34,910            13,895            (17,724)
       Prepaid expenses                                                 27,242            32,260           (287,038)
       Current liabilities                                              12,914            (7,109)            80,213
       Other                                                               118              (130)           471,826
                                                                     ---------         ---------       ------------
Net cash provided by (used for) operating activities                  (213,633)         (237,080)       (26,174,585)
                                                                     ---------         ---------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                             31,746           (49,204)        (4,703,873)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Marketable securities (net)                                        1,120,161           487,733         (1,008,678)
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                     ---------         ---------       ------------
Net cash provided by (used for) investing activities                 1,151,907           438,529         (4,531,115)
                                                                     ---------         ---------       ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                     ---------         ---------       ------------
Net cash provided by financing activities                                    -                 -         31,696,454
                                                                     ---------         ---------       ------------
Net increase (decrease) in cash and cash equivalents                   938,274           201,449            990,754
Cash and cash equivalents at beginning of period                        52,480           316,333                  -
                                                                     ---------         ---------       ------------

Cash and cash equivalents at end of period                           $ 990,754         $ 517,782       $    990,754
                                                                     =========         =========       ============

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999

ITEM 1   -    Financial Statements

         The information for the three month periods ended March 31, 1999 and 1998 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

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

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.7 million at March 31, 1999. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

         At March 31, 1999, Coastal Caribbean had cash and marketable securities of approximately $2 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

                               Long Term Liquidity

         The Company estimates that as much as $400,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1999, although the State may take actions that could shorten or lengthen that period. The Company has suspended its program to evaluate the Company's leases pending the outcome of the appeal of the denial of its permit application to drill the St. George's Island prospect.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company has applied for a drilling permit from the State of Florida to drill an exploratory well (St. George's Island prospect) in the water near Apalachicola, Florida. The State of Florida has resisted the issuance of a drilling permit. If the Company is successful in obtaining a state drilling permit, then the Company must also do the following:

         1.       Obtain a federal drilling permit.

         2. Obtain the necessary funds to drill the well (including the cost of the recommended surety), which is estimated to cost approximately $5.5 million.

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

         The Company has assessed its Year 2000 readiness and it is currently compliant. The Year 2000 change should have no material impact on the Company's internal operations or financial results. However, the Company will be dependent on its suppliers and potential partners to make their systems Year 2000 compliant. Due to the limited nature of the Company's current operations, the Company does not expect that any inability of suppliers or potential partners to be Year 2000 compliant would have a material impact on the Company.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

Results of Operations

Three month period ended March 31, 1999 vs. March 31, 1998

         The Company incurred a loss of $289,000 for the 1999 quarter, compared to a loss of $276,000 for the comparable 1998 quarter.

         Interest income and other income decreased 51% from $52,000 in 1998 to $25,000 in 1999 because less funds were available for investment during the 1998 period and interest rates were lower.

         Legal fees and costs decreased 6% to $107,000 for the 1999 quarter, compared to $114,000 in the prior period. In the 1998 period, the Company had been involved in various appeals and hearings in opposition to the issuance of a drilling permit. During the 1999 period, the level of legal activity decreased.

         Salaries increased 12% during the 1999 quarter to $43,700 compared to $39,000 in the 1998 quarter. The salary of an officer of the Company was adjusted for the first time in eight years.

         Shareholder communications decreased 20% from $34,000 in 1998 to $27,000 in 1999. The decrease in expense during the period results from a difference in the mailing dates of the Company's mailings to shareholders.

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 1999, the carrying value of such investments was approximately $1,782,000, the fair value was $1,792,000 and the face value was $1,800,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                           PART II - OTHER INFORMATION

                                 March 31, 1998

ITEM 5   -    Other Information

         In 1997, the Company filed 12 additional applications for drilling permits. The Company objected to certain requests for additional data by the State of Florida Department of Environmental Protection ("DEP") and the Company petitioned for a formal administrative hearing to resolve the dispute which was held during January 1999. On March 26, 1999, an administrative law judge upheld the DEP's requirements. The Company expects to appeal the decision.

         On May 12, 1999, Florida's First District Court of Appeal will hear oral arguments on the Company's appeal of the DEP's denial of a drilling permit for the St. George's Island prospect.

ITEM 6   -    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

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




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        Registrant




Date:  April 19, 1999                    By  /s/ James R. Joyce
                                             ----------------------------------
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer