Form 10-Q
period 1999-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1999-08-03
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                               --------------------------------------

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

               BERMUDA                                               NONE
 ....................................                         ...................
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda                    HM 11
 ................................................................................
         (Address of principal executive offices)                 (Zip Code)

                                 (441) 295-1422
 ................................................................................
              (Registrant's telephone number, including area code)


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

         The number of shares outstanding of the issuer's single class of common stock as of July 26, 1999 was 40,056,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                               ------------        ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents                                                    $    955,666        $     52,480
  Accounts and interest receivable                                                   48,877              52,634
  Marketable securities                                                             356,163             828,839
  Prepaid expenses                                                                  229,296             314,280
                                                                               ------------        ------------
          Total current assets                                                    1,590,002           1,248,233
                                                                               ------------        ------------

Marketable securities                                                               400,000           1,300,000

Unproved oil, gas and mineral properties (full cost method)                       4,702,894           4,735,619

Other                                                                                27,161              27,198
                                                                               ------------        ------------
Total assets                                                                   $  6,720,057        $  7,311,050
                                                                               ============        ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $     53,800        $     67,299
                                                                               ------------        ------------

Minority interests                                                                        -                   -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763           4,806,763
  Capital in excess of par value                                                 28,693,033          28,693,033
                                                                               ------------        ------------
                                                                                 33,499,796          33,499,796
  Deficit accumulated during development stage                                  (26,833,539)        (26,256,045)
                                                                               ------------        ------------
  Total shareholders' equity                                                      6,666,257           7,243,751
                                                                               ------------        ------------

Total liabilities, minority interests and shareholders' equity                 $  6,720,057        $  7,311,050
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                                                     From inception
                                                Three months ended                      Six months ended             (Jan. 31, 1953)
                                                     June 30,                               June 30,                   to June 30,
                                               1999               1998               1999                1998             1999
                                            ---------          ---------          ---------           ---------       ------------


Interest and other income                   $  20,568          $  46,807          $  45,937           $  98,781       $  3,719,241
                                            ---------          ---------          ---------           ---------       ------------

Expenses:
  Legal fees and costs                         96,918            149,005            203,667             262,944         12,175,278
  Administrative expenses                     117,412            123,588            250,429             256,878          7,114,739
  Salaries                                     37,950             41,500             81,650              80,500          2,992,928
  Shareholder communications                   48,133             56,697             75,537              90,957          3,644,492
  Exploration costs                             8,832              5,480             12,148              12,961            795,808
  Lawsuit judgments                                 -                  -                  -                   -          1,941,916
  Minority interests                                -                  -                  -                   -           (632,974)
  Other                                             -                  -                  -                   -            364,865
  Contractual services                              -                  -                  -                   -          2,155,728
                                            ---------          ---------          ---------           ---------
                                              309,245            376,270            623,431             704,240         30,552,780
                                            ---------          ---------          ---------           ---------

Net loss                                    $(288,677)         $(329,463)         $(577,494)          $(605,459)
                                            ==========         ==========         ==========          ==========

Deficit accumulated during
  development stage                                                                                                   $(26,833,539)
                                                                                                                      ============
Average number of shares
  Outstanding (Basic & Diluted)            40,056,358         40,056,358         40,056,358          40,056,358
                                           ==========         ==========         ==========          ==========

Net loss per share (Basic & Diluted)         $(.01)             $(.01)             $(.01)              $(.02)
                                             ======             ======             ======              ======

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (unaudited)


                                                                                                      From inception
                                                                        Three months ended            (Jan. 31, 1953)
                                                                              June 30,                  to June 30,
                                                                       1999             1998               1999
                                                                   -----------       -----------       ------------
Operating activities:
Net loss                                                             $(577,494)        $(605,459)      $(26,833,539)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Net change in:
       Accounts receivable                                               3,758           (12,912)           (48,876)
       Prepaid expenses                                                 84,984           (25,267)          (229,296)
       Current liabilities                                             (13,499)           89,790             53,800
       Other                                                                36            (1,241)           471,744
                                                                   -----------       -----------       ------------
Net cash provided by (used for) operating activities                  (502,215)         (555,089)       (26,463,167)
                                                                   -----------       -----------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                             32,725          (219,062)        (4,702,894)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Marketable securities (net)                                        1,372,676           986,249           (756,163)
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                   -----------       -----------       ------------
Net cash provided by investing activities                            1,405,401           767,187         (4,277,621)
                                                                   -----------       -----------       ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                   -----------       -----------       ------------
Net cash provided by financing activities                                    -                 -         31,696,454
                                                                   -----------       -----------       ------------
Net increase in cash and cash equivalents                              903,186           212,098            955,666
Cash and cash equivalents at beginning of period                        52,480           316,333                  -
                                                                   -----------       -----------       ------------
Cash and cash equivalents at end of period                         $   955,666       $   528,431       $    955,666
                                                                   ===========       ===========       ============

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                         PART I - FINANCIAL INFORMATION

                                  June 30, 1999

ITEM 1   -    Financial Statements

         The information for the three month and six month periods ended June 30, 1999 and 1998 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

         1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida;

         2.  the substantial cost of continuing the litigation;

         3. the uncertainty of obtaining the financing which would be necessary to fund any exploration and development permitted by the State of Florida

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.7 million at June 30, 1999. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

         At June 30, 1999, Coastal Caribbean had cash and marketable securities of approximately $1.7 million. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                         PART I - FINANCIAL INFORMATION

                                  June 30, 1999

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

                               Long Term Liquidity

         The Company estimates that as much as $400,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through 1999, although the State may take actions that could shorten or lengthen that period. The Company has suspended its program to evaluate the Company's leases pending the outcome of the appeal of the denial of its permit application to drill the St. George Island prospect.

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
              Results of Operation (Cont'd)

Results of Operations

Three month period ended June 30, 1999 vs. June 30, 1998

         The Company incurred a loss of $289,000 for the 1999 quarter, compared to a loss of $329,000 for the comparable 1998 quarter.

         Interest income and other income decreased 56% from $47,000 in 1998 to $21,000 in 1999 because less funds were available for investment during the 1999 period and interest rates were lower.

     Legal fees and costs decreased 35% to $97,000 for the 1999 quarter, compared to $149,000 in the 1998 quarter period. In the 1998 period, the Company hadbeen involved in various appeals and hearings in opposition to t issuance of a drilling permit. During the 1999 period, the level of legal activity decreased because the Company was awaiting a decision on the appeal of the St. George Island permit denial.

         Administrative expenses decreased 5% from $124,000 during the 1998 period to $117,000 during the 1999 quarter.

     Salaries decreased 9% during the 1999 quarter to $38,000 compared to $42,000 in the 1998 quarter because an employee resigned during the quarter. The employee has not yet been replaced.

         Shareholder communications decreased 15% from $57,000 in 1998 to $48,000 in 1999. The decrease in expense during the period results from a reduction in mailing costs to the Company's shareholders.

Six month period ended June 30, 1999 vs. June 30, 1998

         The Company incurred a loss of $577,000 for the 1999 period, compared to a loss of $605,000 for the comparable 1998 period.

         Interest income and other income decreased 54% from $99,000 in 1998 to $46,000 in 1999 because less funds were available for investment during 1999 and interest rates were lower.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

         Legal fees and costs decreased 23% to $204,000 in the 1999 period, compared to $263,000 in the 1998 period. During the 1999 period, the level of expenditures decreased because the Company was awaiting a decision on the appeal of its St. George Island permit denial.

         Administrative expenses decreased 3% to $250,000 in 1999 from $257,000 in the 1998 period.

         Salaries increased 1% to $82,000 during the 1999 period compared to $81,000 during the 1998 period.

         Shareholder communications decreased 17% from $91,000 in 1998 to $76,000 in 1999. The decrease in expense during the 1999 period results from a reduction in mailing costs to the Company's shareholders.

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 1999, the carrying value of such investments was approximately $1,630,000, the fair value was $1,634,000 and the face value was $1,650,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                           PART II - OTHER INFORMATION

                                  June 30, 1999

ITEM 4   -    Submission of Matters to a Vote of Security Holders

         (a)  On  May  20,  1999,   the  Company  held  its  Annual  Meeting  of
Shareholders.

         (b) Directors Benjamin W. Heath and Phillip W. Ware were reelected for three year terms expiring at the 2002 Annual General Meeting. The results of the votes cast by the Company's shareholders were as follows:

                       Number of Shares Voted      Number of Shareholders Voting
                         For          Withheld           For        Withheld
                         ---          --------           ---        --------

Benjamin W. Heath     28,856,331       188,376          2,781          123
Phillip W. Ware       28,859,164       185,543          2,786          118

         (c) The firm of Ernst & Young LLP was approved as the Company's independent auditors for the fiscal year ending December 31, 1999. The results of the votes cast by the Company's shareholders were as follows:

      Number of Shares Voted                      Number of Shareholders Voting
      ----------------------                      -----------------------------
   For         Against     Abstain                For       Against      Abstain
   ---         -------     -------                ---       -------      -------

28,832,412     88,245      124,050               2,779         45          80

ITEM 5   -    Other Information

         In 1997, the Company filed 12 additional applications for drilling permits. The Company objected to certain requests for additional data by the State of Florida Department of Environmental Protection ("DEP") and the Company petitioned for a formal administrative hearing to resolve the dispute which was held during January 1999. On March 26, 1999, an administrative law judge upheld the DEP's requirements. The Company filed a Notice of Appeal on June 8, 1999.

         On May 12, 1999, Florida's First District Court of Appeal heard oral arguments on the Company's appeal of the DEP's denial of a drilling permit for the St. George Island prospect. The court has not yet rendered a decision on the appeal.

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




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        Registrant




Date:  July 30, 1999                     By  /s/ James R. Joyce
                                             -----------------------------------
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer