Form 10-Q
period 1999-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 1999-11-02
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1999
                               -------------------------------------------------

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

                                                            |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of October 25, 1999 was 40,056,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                              September 30,        December 31,
                                                                                  1999                1998
                                                                              -------------        ------------

                                 ASSETS

Current assets:
  Cash and cash equivalents                                                    $    595,856        $     52,480
  Accounts and interest receivable                                                   30,908              52,634
  Marketable securities                                                             359,415             828,839
  Prepaid expenses                                                                  321,360             314,280
                                                                               ------------        ------------
          Total current assets                                                    1,307,539           1,248,233
                                                                               ------------        ------------

Marketable securities                                                               400,000           1,300,000

Unproved oil, gas and mineral properties (full cost method)                       4,760,836           4,735,619

Other                                                                                27,246              27,198
                                                                               ------------        ------------
Total assets                                                                   $  6,495,621        $  7,311,050
                                                                               ============        ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $     53,582        $     67,299
                                                                               ------------        ------------

Minority interests                                                                        -                   -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763           4,806,763
  Capital in excess of par value                                                 28,693,033          28,693,033
                                                                               ------------        ------------
                                                                                 33,499,796          33,499,796
  Deficit accumulated during development stage                                  (27,057,757)        (26,256,045)
                                                                               ------------        ------------
  Total shareholders' equity                                                      6,442,039           7,243,751
                                                                               ------------        ------------

Total liabilities, minority interests and shareholders' equity                 $  6,495,621        $  7,311,050
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                                                     From inception
                                                Three months ended                     Nine months ended             (Jan. 31, 1953)
                                                   September 30,                         September 30,                 to Sept. 30,
                                              1999               1998               1999                1998               1999
                                            ---------          ---------          ---------           ---------        -----------

Interest and other income                   $  17,356          $  37,300          $  63,293           $ 136,081        $ 3,736,597
                                            ---------          ---------          ---------           ---------        -----------

Expenses:
  Legal fees and costs                         85,461             93,425            289,128             356,369         12,260,739
  Administrative expenses                      95,871            123,214            346,300             376,178          7,210,610
  Salaries                                     37,950             40,250            119,600             120,750          3,030,878
  Shareholder communications                   17,008             29,873             92,545             120,830          3,661,500
  Exploration costs                             5,284              1,512             17,432              18,387            801,092
  Lawsuit judgments                                 -                  -                  -                   -          1,941,916
  Minority interests                                -                  -                  -                   -           (632,974)
  Other                                             -                  -                  -                   -            364,865
  Contractual services                              -                  -                  -                   -          2,155,728
                                            ---------          ---------          ---------           ---------        -----------
                                              241,574            288,274            865,005             992,514         30,794,354
                                            ---------          ---------          ---------           ---------        -----------

Net loss                                    $(224,218)         $(250,974)         $(801,712)          $(856,433)       $27,057,757
                                            ==========         ==========         ==========          ==========       ===========

Deficit accumulated during
  development stage

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (unaudited)


                                                                                                     From inception
                                                                         Nine months ended           (Jan. 31, 1953)
                                                                           September 30,              to Sept. 30,
                                                                       1999             1998              1999
                                                                    ----------       -----------     ---------------
Operating activities:
Net loss                                                             $(801,712)        $(856,433)      $(27,057,757)
Adjustments to reconcile net loss
  to net cash used for operating activities:
    Minority interest                                                                                      (632,974)
    Exploration and other                                                                                   755,974
    Net change in:
       Accounts receivable                                              21,726            52,638            (30,908)
       Prepaid expenses                                                 (7,080)         (114,498)          (321,360)
       Current liabilities                                             (13,717)          (11,872)            53,582
       Other                                                               (48)            (343)            471,660
                                                                    ----------       -----------       ------------
Net cash provided by (used for) operating activities                  (800,831)         (930,508)       (26,761,783)
                                                                    ----------       -----------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                            (25,217)         (299,661)        (4,760,836)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Marketable securities (net)                                        1,369,424         1,499,522           (759,415)
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                    ----------       -----------       ------------
Net cash provided by investing activities                            1,344,207         1,199,861         (4,338,815)
                                                                    ----------       -----------       ------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                    ----------       -----------       ------------
Net cash provided by financing activities                                    -                 -         31,696,454
                                                                    ----------       -----------       ------------

Net increase in cash and cash equivalents                              543,376           269,353            595,856
Cash and cash equivalents at beginning of period                        52,480           316,333                  -
                                                                    ----------       -----------       ------------
Cash and cash equivalents at end of period                           $ 595,856         $ 585,686          $ 595,856
                                                                    ==========      ============    ===============

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                         PART I - FINANCIAL INFORMATION

                               September 30, 1999

ITEM 1   -    Financial Statements

         The information for the three month and nine month periods ended September 30, 1999 and 1998 is unaudited, but includes all adjustments which Coastal Caribbean Oils & Minerals, Ltd. (the "Company") considers necessary for a fair statement of the results of operations for those periods. The consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum").

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

         1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida;

         2.       the substantial cost of continuing the litigation;

         3. the uncertainty of obtaining the financing which would be necessary to fund the litigation against the State of Florida.

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.8 million at September 30, 1999. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been legally taken. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Liquidity and Capital Resources

                              Short Term Liquidity

         At September 30, 1999, Coastal Caribbean had cash and marketable securities of approximately $1 million. These funds are expected to be used for general corporate purposes and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company estimates that as much as $400,000 per year may be required in connection with the Florida litigation. The Company expects that the Florida litigation will continue at least through the year 2000, although the State may take actions that could shorten or lengthen that period.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company had applied for a drilling permit from the State of Florida to drill an exploratory well (St. George Island prospect) in the water near Apalachicola, Florida. The State of Florida resisted the issuance of a drilling permit and denied the application. On October 6, 1999, Florida's First District Court of Appeal ruled that Florida's Department of Environmental Protection ("DEP") has the authority to deny Coastal Petroleum Company's drilling permit for its St. George Island prospect, provided that Coastal receives just compensation for what was taken. The State of Florida and the Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the circuit court. Coastal Petroleum's response to that joint motion is due on or before November 16, 1999.

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

Results of Operations

Three month period ended September 30, 1999 vs. September 30, 1998

         The Company incurred a loss of $224,000 for the 1999 quarter, compared to a loss of $251,000 for the comparable 1998 quarter.

         Interest income and other income decreased 53% from $37,000 in 1998 to $17,000 in 1999 because less funds were available for investment during the 1999 period and interest rates were lower.

         Legal fees and costs decreased 9% to $85,000 for the 1999 quarter, compared to $93,000 in the 1998 quarter period. In the 1998 period, the Company had been involved in various appeals and hearings in opposition to the issuance of a drilling permit. During the 1999 period, the level of legal activity decreased because the Company was awaiting a decision on the appeal of the St. George Island permit denial.

         Administrative expenses decreased 22% from $123,000 during the 1998 period to $96,000 during the 1999 quarter. During the 1999 period, the level of activity decreased because the Company was awaiting a decision on the appeal of the St. George Island permit denial.

         Salaries decreased 6% during the 1999 quarter to $38,000 compared to $40,000 in the 1998 quarter because an employee resigned during the second quarter. The employee has not yet been replaced.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operation (Cont'd)

         Shareholder communications decreased 43% from $30,000 in 1998 to $17,000 in 1999. The decrease in expense during the period results from a reduction in mailing costs to the Company's shareholders.

Nine month period ended September 30, 1999 vs. September 30, 1998

         The Company incurred a loss of $802,000 for the 1999 period, compared to a loss of $856,000 for the comparable 1998 period.

         Interest income and other income decreased 54% from $136,000 in 1998 to $63,000 in 1999 because less funds were available for investment during 1999 and interest rates were lower.

         Legal fees and costs decreased 19% to $289,000 in the 1999 period, compared to $356,000 in the 1998 period. During the 1999 period, the level of expenditures decreased because the Company was awaiting a decision on the appeal of its St. George Island permit denial.

         Administrative expenses decreased 8% to $346,000 in 1999 from $376,000 in the 1998 period.

         Salaries decreased 1% to $120,000 during the 1999 period compared to $121,000 during the 1998 period.

         Shareholder communications decreased 23% from $121,000 in 1998 to $93,000 in 1999. The decrease in expense during the 1999 period results from a reduction in mailing costs to the Company's shareholders.

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 1999, the carrying value of such investments was approximately $1,238,000, the fair value was $1,243,000 and the face value was $1,250,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS LTD.

                           PART II - OTHER INFORMATION

                               September 30, 1999

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




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        Registrant




Date:  November 2, 1999            By  /s/ James R. Joyce
                                        ----------------------------------------
                                        James R. Joyce
                                        Treasurer and Chief Accounting and
                                        Financial Officer