Form 10-K405
period 1999-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2000-03-02
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              December 31, 1999
                                   ---------------------------------------------

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

              Clarendon House
              Church Street
                  Hamilton, Bermuda                               HM 11
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (441) 295-1422
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
                  Title of each class                      which registered

        Common stock, par value $.12 per share           Boston Stock Exchange

                 Securities  registered pursuant to Section 12(g) of the Act:


                                      NONE
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46,275,000 (U.S.) at January 11, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.12 per share, 40,056,358 shares outstanding as of February 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Coastal Caribbean Oils & Minerals, Ltd. related to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.    Business                                                           4

Item 2.    Properties                                                        10

Item 3.    Legal Proceedings                                                 13

Item 4.    Submission of Matters to a Vote of Security Holders               17

                                     PART II

Item 5.    Market for the Company's Common Stock and Related
           Stockholder Matters                                               18

Item 6.    Selected Consolidated Financial Information                       20

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         21

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        24

Item 8.    Financial Statements and Supplementary Data                       25

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               43

                                    PART III

Item 10.   Directors and Executive Officers of the Company                   43

Item 11.   Executive Compensation                                            43

Item 12.   Security Ownership of Certain Beneficial Owners and Management    43

Item 13.   Certain Relationships and Related Transactions                    43

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   44

---------------------------

All monetary figures set forth are expressed in United States currency.

                                     PART I

Item 1.  Business

         (a)      General Development of Business.

                  Coastal Caribbean Oils & Minerals, Ltd. (the "Company" or "Coastal Caribbean"), a Bermuda corporation, is engaged through its majority owned subsidiary in the exploration for oil and gas reserves. At December 31, 1999, Coastal Caribbean's principal asset was its 59 1/4 % interest in its subsidiary, Coastal Petroleum Company ("Coastal Petroleum"). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases. At December 31,1999, the amount of unproved oil, gas and mineral properties totaled $4.8 million which costs the Company expects to recover.

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

                  In 1990, the State of Florida enacted legislation that prohibits drilling or exploration for oil or gas on Florida's offshore acreage. Although the law does not apply to areas where Coastal Petroleum is entitled to conduct exploration, the State of Florida has effectively prevented any exploratory drilling by denying the Company's application for drilling permits. In addition, in those areas where Coastal Petroleum has only a royalty interest, the law also effectively prohibits production of oil and gas, rendering it impossible for Coastal Petroleum to collect royalties from those areas. During 1998, Coastal Petroleum exhausted its legal remedies in its efforts to obtain compensation for the drilling prohibition on its royalty interest acreage.

                  Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (the "Florida Litigation") involves two basic claims : whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling, and whether the denial of a permit is a taking of its property. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1999, the Company actively pursued the Florida Litigation.

                  On October 6, 1999, the Florida First District Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the questions of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. A decision by the Court of Appeal on that motion is pending.

                  On February 25, 1997, Coastal Petroleum filed twelve additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. Coastal Petroleum filed a Notice of Appeal with the First District Court of Appeal. The decision of the administrative law judge was affirmed by the Court of Appeal on February 29, 2000.

                  In order to fully permit the Apalachicola Reef Play which includes the St. George Island prospect, on October 29, 1998 Coastal Petroleum filed four additional permits (1310-1313). The DEP also requested additional data for these permits. These applications are awaiting a decision of the First District Court of Appeal regarding the twelve permit applications' case as to the DEP's use of unadopted rules to require additional data. The permits are also dependent on the DEP's current rule making regarding offshore drilling.

                  During December 1998, the DEP began the administrative process to adopt new rules regarding offshore drilling in Florida. Coastal Petroleum who holds the only leases offshore and other interested parties have submitted comments. The DEP is still in the process of drafting the new rules.

See Item 3."Legal Proceedings" for a more complete discussion of the litigation.

         (b)      Financial Information About Industry Segments.

                  Because the Company is engaged in only one industry, namely, oil, gas and mineral exploration and development, this item is not applicable to the Company. See Item 8 for general financial information concerning the Company.

         (c)      Narrative Description of the Business.

                  Coastal Caribbean was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company.

                  Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the beginning of litigation in 1968 but has conducted more limited exploration since that time. The amount of exploration expenditures during the years 1999, 1998 and 1997 was $45,000, $371,000 and $504,000,
respectively. Coastal Petroleum believes all drilling and exploration obligations imposed by its leases have been satisfied to date. No commercial oil or gas discoveries have been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production. See Item 2. "Properties."

                  (i)      Principal Products.

                           Not applicable.

                  (ii)     Status of Product or Segment.

                           Not applicable.

                  (iii)    Raw Materials.

                           Not applicable.

                  (iv)     Patents, Licenses, Franchises and Concessions Held.

                           See Item 2. "Properties."

                           The acreage covered by Coastal  Petroleum's leases is
located for the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest. Coastal Petroleum currently makes an annual lease payment of $59,247 to the State of Florida.

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

                  (xi)     Research and Development.

                           Not applicable.

                  (xii) Environmental Regulation.

                           The  operations  of Coastal  Caribbean  and its right
to obtain interests in and hold properties or to do business may be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which may be adopted by the jurisdictions in which the Company carries on its business. Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with by leaseholders such as Coastal
Petroleum (see Item 3 "Legal Proceedings" for a discussion of the Florida Litigation). It is not possible to predict the nature of any further legislation or regulation that might ultimately be adopted or its effects upon the future operations of Coastal Caribbean or Coastal Petroleum.

                  (xiii)   Number of Persons Employed by Registrant.

                           The Company  currently has two employees.  The
Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it is more cost effective than employing a larger full time staff.

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

The following graphic presentation has been omitted, but the following is a description of the omitted material:



             Map showing Coastal Lease Areas in the State of Florida

Item 2.  Properties

Properties

         Coastal Petroleum, a Florida corporation, holds certain working interests in nonproducing oil, gas and mineral leases covering approximately 1,250,000 acres, and a royalty interest in approximately 2,450,000 acres, in and offshore the State of Florida. No commercial oil or gas discoveries have been made on the properties covered by these leases and Coastal Petroleum has no proved reserves of oil or gas and has had no significant production. At December 31, 1999, the amount of unproved oil, gas and mineral properties totaled $4.8 million which costs the Company expects to recover.

         In 1941, Arnold Oil Explorations, Inc., renamed Coastal Petroleum Company in 1947, entered into a contract with the Trustees of the Internal Improvement Trust Fund of the State of Florida (the "Trustees"), in whom title to publicly owned lands in the State of Florida, including bottoms of salt and fresh waters, is irrevocably vested, for the exploration of oil, gas and minerals on such lands. Pursuant to an option to lease in this contract, the Trustees and Coastal Petroleum entered into three leases between 1944 and 1946. The acreage covered by these leases is located for the most part along offshore areas on the Gulf Coast of Florida and in submerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest.

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

         Coastal Petroleum retains a 100% working interest in 450,000-acre Lake Okeechobee which is a part of Lease 248 and which is also subject to royalties payable to the State of Florida of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. Pursuant to its settlement with the State of Florida in 1976, Coastal Petroleum agreed not to conduct exploration, drilling or mining operations on Lake Okeechobee without the prior approval of the State. As to the balance of this lease, covering approximately 200,000 acres, Coastal Petroleum retains royalty interests of 6 1/4% on oil, gas and sulfur and 5% on other minerals.

         Under the 1976 settlement agreement with the Trustees, the three leases have a term of 40 years beginning from January 6, 1976 and require the payment of an annual rental of $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. Further, the settlement agreement provides that the drilling requirements shall be governed by Chapter 20680, Laws of Florida, Acts of 1941, and that all other drilling requirements are waived. Under the 1941 Act, a lessee is required to drill at least one test well on lands leased in each five-year period under the term of the lease. Coastal Petroleum believes it is current in fulfilling its drilling requirements.

         See Item 3. "Legal Proceedings" for a discussion of the impact of the current status of the Florida Litigation on exploration activities.

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 1999:

                         Current                   Current               Current
                         Working                   Royalty                Annual
Lease                    Interest                  Interest               Rental
224-A and 224-B          800,000                  2,250,000              $39,261
248                      450,000                    200,000               19,986
                       ---------                  ---------             --------
                       1,250,000                  2,450,000              $59,247
                       =========                  =========              =======

                    Acreage under lease at December 31, 1999

                           Gross Acres (*)                 Net Acres (**)
                   Undeveloped      Developed      Undeveloped       Developed
Working interest    1,250,000         -0-           1,250,000           -0-
Royalty interest    2,450,000         -0-             153,125           -0-
                    ---------        -----           --------          -----
    Total           3,700,000         -0-           1,403,125           -0-
                    =========     ============      =========       ============

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

         The Company's undeveloped acreage as of December 31, 1999 was as follows:

                                            Gross Acres           Net Acres

          Working Interest                    1,250,000           1,250,000
          Royalty Interest                    2,450,000             153,125
                                              ---------            --------

          Total                               3,700,000           1,403,125
                                              =========           =========

(6)       Drilling Activity.

          No drilling has taken place since June 1987 when one shallow mineral test well was drilled on lease 224-A and one test well was drilled on lease 224-B.

(7)       Present Activities.

          None

 (8)      Delivery Commitments.

          None.

Item 3.           Legal Proceedings

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (the "Florida Litigation") involves two basic claims: whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling, and whether the denial of a permit is a taking of its property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1999, the Company actively pursued the Florida Litigation.

1. Coastal Petroleum Company v. State Department of Environmental Protection, (Case No. 98-1998, First District Court of Appeal). Drilling Permit Litigation.

         In 1992, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "DEP") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The DEP subsequently denied the application for issuance of a drilling permit for various reasons and imposed a $1.9 billion bond. Coastal Petroleum appealed the actions of the DEP to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the DEP's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

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

         On May 26, 1998, the DEP refused to issue a permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island. Coastal Petroleum appealed both the denial of the permit by the DEP and the imposition of the surety to the Court of Appeal.

         On October 6, 1999, the Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. A decision by the Court of Appeal on that motion is pending.

2. Coastal  Petroleum  Company v. State of Florida,  Department of Environmental
Protection (DOAH Case Nos. 98-1901-1912). (DCA Case 1999-2112) 12 Permit Applications.

         On February 25, 1997, Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. Coastal Petroleum filed a Notice of Appeal with the First District Court of Appeal. The decision of the administrative law judge was affirmed by the Court of Appeal on February 29, 2000.

         In order to fully permit the Apalachicola Reef Play which includes the St. George Island prospect on October 29, 1998, Coastal Petroleum filed four additional permits (1310-1313). The DEP also requested additional data for these permits. These applications awaiting a decision of the First District Court of Appeal regarding the twelve permit applications' case, as to the DEP's use of unadopted rules to require additional data. The permits are also dependent on the DEP's current rule making regarding offshore drilling.

         During December 1998, the DEP began the administrative process to adopt new rules regarding offshore drilling in Florida. Coastal Petroleum who holds the only leases offshore and other interested parties have submitted comments. The DEP is still in the process of drafting the new rules.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Coastal Caribbean Royalty Litigation.

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. Several of those third parties, including Coastal Caribbean, have instituted a separate lawsuit against the State. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

         The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not insulate the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2,1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims. The case will now proceed to trial.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean but not Coastal Petroleum.

Counsel

         Mr. Robert J. Angerer of Tallahassee, Florida is Coastal Petroleum's principal trial counsel in the Florida Litigation. Mr. Angerer, age 53, is a graduate of the University of Michigan (B.S.E. 1969) and received his law degree with high honors from Florida State University in 1974.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 5.25 % in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                    Percent of net recovery
                  Robert J. Angerer                          1.50
                  Other counsel                              3.75
                                                             ----
                  Total                                      5.25
                                                             ====

         Coastal Petroleum has also assigned 3.4% of net recoveries from the Florida Litigation to its officers and others.

Uncertainty

         At December 31, 1999, the amount of unproved oil, gas and mineral properties totaled $4.8 million which costs the Company expects to recover. But, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Executive Officers of the Company

          The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                              Other Positions
                            Office        Length of Service    Held With The
       Name         Age      Held           as an Officer        Company

Benjamin W. Heath   85     President          Since 1953         Director

Phillip W. Ware     50     Vice President     Since 1982         Director,
                                                                President of
                                                               Coastal Petroleum

James R. Joyce      59     Treasurer,         Since 1994    Secretary/Treasurer
                           Assistant Secretary              of Coastal Petroleum
                           and Chief Financial Officer

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related
                  Stockholder Matters

         (a)      Market Information.

                  The principal market for the Company's common stock is the Boston Stock Exchange. The quarterly high and low closing prices on that exchange during the last two years were as follows:

--------------------------------------------------------------------------------

1999      1st quarter         2nd quarter         3rd quarter        4th quarter
----      -----------         -----------         -----------        -----------

High         1.88                2.00                1.81               2.06
Low          1.00                1.50                1.31               1.06
--------------------------------------------------------------------------------

1998      1st quarter         2nd quarter         3rd quarter        4th quarter
----      -----------         -----------         -----------        -----------

High         2.88                3.50                1.81               1.56
Low          1.50                1.56                1.00               1.06
--------------------------------------------------------------------------------

         (b)      Holders.

                  The approximate number of record holders of the Company's common stock at February 1, 2000 was approximately 9,200.

         (c)      Dividends.

                  The Company has never paid a dividend on its capital stock and will be unable to do so until its accumulated deficit($27,362,000 at December 31, 1999) is eliminated.

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

Item 6.  Selected Consolidated Financial Information

         The following selected consolidated financial information for the Company insofar as it relates to each of the five years in the period ended December 31, 1999 has been extracted from the Company's consolidated financial statements.

                                           1999            1998             1997             1996            1995
                                           ($)              ($)              ($)             ($)              ($)

Net loss                                 (1,105,000)     (1,155,000)      (1,611,000)      (1,148,000)       (880,000)
                                         ===========     ===========      ===========      ===========       =========

Common stock shares outstanding          40,056,000      40,056,000       40,056,000       37,478,000      33,364,000
                                         ==========      ==========       ==========       ==========      ==========
Net loss per share
(Basic and Diluted)                            (.03)          (.03)           (.03)            (.04)            (.03)
                                          =========       =========        =========        =========      ==========
Cash and securities available             1,042,000       2,181,000        3,749,000        5,789,000         308,000
                                          =========       =========        =========        =========      ==========
Cost associated with leasehold
  Interests in oil, gas and
  mineral properties (unproved)           4,760,000       4,736,000        4,395,000        3,944,000       3,689,000
                                          =========       =========        =========        =========       =========
Total assets                              6,207,000       7,311,000        8,462,000       10,021,000       4,128,000
                                          =========       =========        =========       ==========       =========
Shareholders' equity:
  Common stock                            4,807,000       4,807,000        4,807,000        4,805,000       4,004,000
  Capital in excess                      28,693,000      28,693,000       28,693,000       28,443,000      22,395,000
  Accumulated deficit                   (27,362,000)    (26,256,000)     (25,102,000)     (23,490,000)    (22,342,000)
                                        ------------    ------------     ------------     ------------    ------------
Total shareholders' equity                6,138,000       7,244,000        8,398,000        9,758,000       4,057,000
                                          =========       =========        =========        =========       =========

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

(1)      Liquidity and Capital Resources

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

         1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida;

         2.       the substantial cost of continuing the litigation;

         3. the uncertainty of obtaining the financing which would be necessary to fund the litigation against the State of Florida.

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.8 million at December 31, 1999. As more fully described in Notes 1 and 5 to the consolidated financial statements, the Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been taken. These situations raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              Short Term Liquidity

         At December 31 1999, Coastal Caribbean had approximately $1.1 million of cash and securities available and this amount should be sufficient to fund the Company's operations in the year 2000. These funds are expected to be used for general corporate purposes, including any required exploration and development and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company is currently spending approximately $400,000 annually on the Florida Litigation. In order to continue the litigation and operate the Company beyond the year 2000, the Company believes it will be necessary for the Company to obtain additional capital either from Coastal Caribbean's or Coastal Petroleum's shareholders.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company had applied for a drilling permit from the State of Florida to drill an exploratory well (the St. George Island prospect) in the water near Apalachicola, Florida. The State of Florida resisted the issuance of a drilling permit. On October 6, 1999, Florida's First District Court of Appeal ruled that Florida's Department of Environmental Protection has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question or whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. A decision by the Court of Appeal on that motion is pending. In the event that the Court of Appeal affirms its decision and Coastal Petroleum commences an inverse condemnation action in the Circuit Court to be compensated for the value of Lease 224A, the cost of the litigation would be substantial and would require the Company to obtain additional capital.



         In 1997, the Company filed 12 additional applications for drilling permits. The Company has objected to certain requests for additional data by the State of Florida DEP. On March 26,1999, an administrative law judge upheld the DEP's requirements. Coastal Petroleum filed a Notice of Appeal with the First District Court of Appeal. The decision of the administrative law judge was affirmed by the Court of Appeal on February 29, 2000.


         If any of the drilling permits were granted, the Company would not have the assets sufficient to fund all the expenditures which would be necessary to drill the St. George Island prospect (5.5 million) or any other exploration wells. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.

(2)      Results of Operations

         The Company has never had substantial revenues and has operated at a loss each year since its inception in 1953. The Company has been involved in litigation since 1968 and its total Florida Litigation related expenses have been approximately $ 2 million during the three years ended December 31, 1999.

1999 vs. 1998

         The Company recorded a loss of $1,105,000 for 1999, compared to a loss of $1,155,000 in 1998.

         Interest income and other income decreased 67% to $55,000 in 1999 from $167,000 in 1998 because less funds were available for investment during 1999.

         Legal fees and costs decreased 19% in 1999 to $405,000 compared to $502,000 in the prior year. In 1998, the Company had been involved in various appeals and hearings in connection with the opposition by the State of Florida and others to the issuance of a drilling permit and the taking claim regarding its royalty interest acreage. During 1999, the level of legal activity decreased.

         Administrative expenses decreased 4% in 1999 to $474,000 compared to $495,000 in 1998.

         Salaries decreased 2% to $158,000 during 1999 compared to $161,000 during 1998.

         Shareholder communications decreased 23% from $133,000 in 1998 to $103,000 in 1999. The decrease in costs during 1999 resulted from a reduction in mailing costs to the Company's shareholders.

         Exploration costs decreased from $31,000 in 1998 to $21,000 in 1999 in connection with the Company's program to identify potential drilling prospects. These miscellaneous exploration expenses do not include the exploration expenditures totaling $24,000 that were capitalized in 1999 ($340,000 in 1998).

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 1999, the carrying value of such investments was approximately $391,000, the fair value was $391,000 and the face value was $400,000.

Item 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value from inception (January 31, 1953) to December 31, 1999 and for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows from inception (January 31, 1953) to December 31, 1999 and for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 5 to the consolidated financial statements, the Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. In addition, the Company has been and continues to be involved in several legal proceedings which have limited the Company's ability to commence development activities on its unproved oil or gas properties or obtain compensation for certain property rights it believes have been confiscated. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result form the outcome of this uncertainty.



                                                         /s/ Ernst & Young LLP



Stamford, Connecticut
January 14, 2000

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                                                             December 31,
                                                                                      1999                   1998
                                ASSETS
Current assets:
  Cash and cash equivalents                                                    $     651,124          $      52,480
  Accounts receivable                                                                 25,583                 52,634
  Marketable securities                                                                    -                828,839
  Prepaid expenses                                                                   352,089                314,280
                                                                                  ----------             ----------
          Total current assets                                                     1,028,796              1,248,233
                                                                                   ---------              ---------
Marketable securities                                                                390,941              1,300,000
Unproved oil, gas and mineral properties (full cost
  method)                                                                          4,759,532              4,735,619
Other                                                                                 27,445                 27,198
                                                                             ---------------        ---------------
Total assets                                                                    $  6,206,714           $  7,311,050
                                                                                ============           ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                    $       68,424         $       67,299
                                                                              --------------         --------------
Minority interests                                                                         -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 40,056,358 shares                                                4,806,763              4,806,763
  Capital in excess of par value                                                  28,693,033             28,693,033
                                                                                  ----------             ----------
                                                                                  33,499,796             33,499,796
  Deficit accumulated during development stage                                   (27,361,506)           (26,256,045)
                                                                                 ------------           ------------
Total shareholders' equity                                                         6,138,290              7,243,751
                                                                               -------------          -------------
Total liabilities and shareholders' equity                                      $  6,206,714           $  7,311,050
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


                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                                                         From
                                                                                                                       inception
                                                                                                                    (Jan. 31, 1953)
                                                                    Year ended December 31,                                to
                                                         1999                 1998                 1997              Dec. 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Interest and other income                              $  55,275           $  167,178           $  279,469         $  3,728,579
                                                       ---------           ----------           ----------         ------------
Expenses:
  Legal fees and costs                                   405,380              501,708            1,046,779           12,376,991
  Administrative expenses                                474,027              495,161              447,622            7,338,337
  Salaries                                               157,550              161,000              156,000            3,068,828
  Shareholder communications                             102,825              132,924              187,644            3,671,780
  Exploration costs                                       20,954               31,066               52,558              804,614
  Lawsuit judgments                                            -                    -                    -            1,941,916
  Minority interests                                           -                    -                    -             (632,974)
  Other                                                        -                    -                    -              364,865
  Contractual services                                         -                    -                    -            2,155,728
                                                  ----------------     ----------------     ----------------          ---------
                                                       1,160,736            1,321,859            1,890,603           31,090,085
                                                       ---------            ---------            ---------           ----------

Net loss                                             $(1,105,461)         $(1,154,681)         $(1,611,134)
                                                     ============         ============         ============
Deficit accumulated during
  development stage                                                                                                $(27,361,506)
                                                                                                                     ==========
Net loss per share  based on  average  number of shares  outstanding  during the period:
    Basic and Diluted EPS                               $(.03)               $(.03)               $(.04)
                                                        ======               ======               ======

Average number of shares outstanding
    (Basic and Diluted)                               40,056,358           40,056,358           40,055,589
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                                         From
                                                                                                                       inception
                                                                                                                    (Jan. 31, 1953)
                                                                       Year ended December 31,                            To
                                                             1999                1998               1997             Dec. 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                   $(1,105,461)       $(1,154,681)        $(1,611,134)        $(27,361,506)
Adjustments to reconcile net loss to net cash
  Used for operating activities:
    Minority interest                                                                   -                   -             (632,974)
    Exploration and other                                                               -                   -              755,974
    Net change in:
       Accounts receivable                                      27,051             24,668              27,813              (25,583)
       Prepaid expenses                                        (37,809)          (100,440)            (34,972)            (352,089)
       Current liabilities                                       1,125              3,324            (198,447)              68,424
       Other                                                      (247)              (433)             (1,121)             471,461
                                                        ---------------    ---------------      --------------       -------------
Net cash used in operating activities                       (1,115,341)        (1,227,562)         (1,817,861)         (27,076,293)
                                                            -----------        -----------         -----------         ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    Net of assets acquired for common stock                    (23,913)          (340,487)           (451,612)          (4,759,532)
  Marketable securities (net)                                1,737,898          1,304,196           1,910,226             (390,941)
  Reimbursement of lease rentals and
    Other expenses                                                   -                  -                   -            1,243,085
  Purchase of fixed assets                                           -                  -                   -             (61,649)
                                                       ----------------   ----------------    ----------------        ------------
Net cash provided by (used in) investing
  Activities                                                 1,713,985            963,709           1,458,614           (3,969,037)
                                                             ---------         ----------           ---------           -----------

Financing activities:
  Sale of common stock less expenses                                 -                  -                   -           26,342,205
  Shares issued upon exercise of options                             -                  -              11,250              884,249
  Sale of shares by subsidiary                                       -                  -                   -              750,000
  Sale of subsidiary shares                                          -                  -             240,000            3,720,000
                                                       -----------------  -----------------         ---------            ---------
Net cash provided by financing activities                              -                  -           251,250           31,696,454
                                                       -----------------  -----------------         ---------           ----------
Net increase (decrease) in cash and cash
  Equivalents                                                  598,644           (263,853)           (107,997)             651,124
Cash and cash equivalents at beginning of
  Period                                                        52,480            316,333             424,330                    -
                                                             ---------          ---------           ---------           ----------
Cash and cash equivalents at end of period                  $  651,124          $  52,480            $316,333           $  651,124
                                                            ==========          =========            ========           ==========


                                                        See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
             From inception (January 31, 1953) to December 31, 1999

                                                                                                                       Capital in
                                                                       Number of                 Common                  Excess
                                                                         Shares                  Stock                of Par Value
Shares issued for net assets and unrecovered costs
   at inception                                                          5,790,210              $  579,021             $ 1,542,868
Shares issued upon sales of common stock                                26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options                               510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                             54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                               84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                               95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                                 -                117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                               -                      -                 117,025
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1990                                            33,363,632               4,003,636              19,395,084
Sale of subsidiary shares                                                         -                      -                 300,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1991                                            33,363,632               4,003,636              19,695,084
Sale of subsidiary shares                                                         -                      -                 390,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1992                                            33,363,632               4,003,636              20,085,084
Sale of subsidiary shares                                                         -                      -               1,080,000
                                                                 ------------------       ----------------             -----------
Balance at December 31, 1993                                            33,363,632               4,003,636              21,165,084
Sale of subsidiary shares                                                         -                      -                 630,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1994                                            33,363,632               4,003,636              21,795,084
Sale of subsidiary shares                                                         -                      -                 600,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1995                                            33,363,632               4,003,636              22,395,084
Sale of common stock                                                     6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                        -                       -                 480,000
Exercise of stock options                                                   10,000                   1,200                  12,300
                                                                     -------------            ------------           -------------
Balance at December 31, 1996                                            40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                        -                       -                 240,000
Exercise of stock options                                                   10,000                   1,200                  10,050
                                                                     -------------            ------------           -------------
Balance at December 31, 1997,1998 and 1999                             $40,056,358              $4,806,763             $28,693,033
                                                                       ===========              ==========             ===========


                                                        See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


1.       Summary of significant accounting policies

Consolidation

         The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd. ("Coastal Caribbean") and its majority owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum"), hereinafter referred to collectively as the Company. The Company, which is engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated.

Continuation as going concern

         The Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. Furthermore, as discussed in
Note 5, the Company believes the State of Florida has taken its working interest properties. In the event that the Court of Appeal affirms its decision and Coastal Petroleum commences an inverse condemnation action in the Circuit Court to be compensated for the value of its properties, the cost of that litigation would be substantial and would require the Company to obtain additional capital. There can be no assurances that funds on hand or realized or realizable on the sales of the Company's shares described in Note 6 will be sufficient to allow the Company to survive until such litigation is concluded.

         At December 31, 1999, the Company had cash and securities of $1.1 million. These funds are expected to be used principally to continue the litigation in which Coastal Petroleum is involved and also to pay operating and limited exploration expenses. Current working capital should be sufficient to finance the Company's operations and litigation through December 31, 2000.

         In order to continue the litigation and operate the Company beyond the year 2000, the Company believes it will be necessary to obtain additional capital either from Coastal Caribbean's or Coastal Petroleum's shareholders. Success in realizing significant funds is critical to the existence of the Company. If the Company is unsuccessful in obtaining additional capital from its shareholders or the time necessary to obtain such funds is unduly protracted, or Coastal Petroleum's shareholders are unwilling to provide additional capital, then the Company will likely have insufficient funds to continue operations and the Company will be unable to continue as a going concern.

Cash and cash equivalents

         The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                        December 31,
                                               1999                       1998
Cash                                         $59,061                    $52,480
Short term investments                       592,063                          -
                                            --------                    -------
                                            $651,124                    $52,480
                                            ========                    =======

Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The outcome of the litigation and the ability to develop the Company's oil and gas properties will have a significant effect on the Company's financial position and results of operations. Actual results could differ from those estimates.

Unproved oil and gas properties

         The Company follows the full cost method of accounting for its oil and gas properties. All costs, whether successful or unsuccessful, associated with property acquisition, exploration and development activities are capitalized. Since the Company's properties are undeveloped and nonproducing, capitalized costs are not being amortized.

         The Company does not expect to amortize these costs until there is production from the properties. Production cannot begin until several events occur because the Company must: (1) obtain state and federal drilling permits
(2) finance the drilling of an exploratory well, either with internal resources or by securing one or more partners in the drilling activity, (3) discover commercial quantities of oil and/or gas, and (4) finance and begin a production program. The Company cannot predict if or when any of these events may occur; however, the Company expects that under the most favorable circumstances production would not begin before 2002. If the Company obtains the permits to drill, the total cost of drilling an exploration well is currently estimated to be approximately $5.5 million. The Company does not currently have assets sufficient to fund all of this cost and would be required to seek debt or equity financing from public or private sources to drill the exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing to fund these development activities.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida. Although the property interests may be impaired by the actions taken by the State, the likelihood of loss with respect to the recorded costs of the leasehold interests is not probable. (See Note 5 "Litigation".) Based on the exploration activities on the properties completed to date, the exploration and development activities of others in the Gulf of Mexico and the laws applicable to the taking of property, the Company expects to recover its $4.8 million of capitalized costs. However, there can be no assurance that it will be successful and that costs associated with these properties will be realized.

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

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for the Company's 2001 fiscal year. Because the Company does not currently use derivatives, the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial condition of the Company.

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

         As of December 31, 1999 and 1998, Coastal Petroleum shares were owned as follows:

                                           Shares                     %
                                           ------                   ----
         Coastal Caribbean                   173                    59.3
         Lykes                                78                    26.7
         Others                               41                    14.0
                                            ----                  ------
                                             292                   100.0
                                             ===                   =====

3.       Marketable Securities

         At December 31, 1999 the following marketable securities were available for sale because of the Company's capital requirements:

                                              Maturity     Carrying
       Security                    Par Value    Date         Value    Fair Value
       ---------                   ---------    ----         -----    ----------
Connecticut State Serial A Taxable
Bond  6.25%                        $400,000   July 1, 2003  $390,941    $390,941
                                    ========                ========    ========


         At December 31, 1998, the Company had the following marketable securities held until maturity:
                                       Maturity        Carrying
     Security           Par Value        Date           Value        Fair Value
     ---------          ---------        ----           -----        ----------
Short-term securities
---------------------
Federal Home Loan Bank   $150,000     Jan. 6, 1999      $147,091        $149,912
Federal Home Loan Bank    500,000     Feb. 22, 1999      486,422         489,938
Federal Home Loan Bank    200,000     May 11, 1999       195,326         195,550
                        ---------                      ---------       ---------
Total                    $850,000                       $828,839        $835,400
                         ========                       ========        ========

Long-term securities
Federal Home Loan Bank  $1,300,000    Jan. 28, 2000   $1,300,000      $1,300,403
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

         During 1999, the Company capitalized approximately $24,000 ($340,000 in 1998 and $452,000 in 1997) under a program to identify potential drilling prospects. The amount of 2000 expenditures, if any, will depend on the outcome of the Florida litigation.

         The following is a summary of the cost of unproved oil, gas and mineral properties, accounted for under the full cost method, all of which are located in Florida:

                                                         1999            1998
Lease acquisition costs                             $   914,619     $   914,619
Lease and royalty costs (principally legal fees)        591,616         591,616
Lease rentals                                         2,447,774       2,388,527
Dry hole costs                                          587,987         587,987
Other exploratory expenses                            1,240,372       1,275,706
Salaries                                                466,983         466,983
                                                   ------------     ------------
                                                      6,249,351        6,225,438
                                                    -----------      -----------
Deduct:
  Reimbursement for lease rentals and other expenses  1,243,086        1,243,086
  Proceeds from relinquishment of surface rights        246,733          246,733
                                                   ------------     ------------
                                                      1,489,819        1,489,819
                                                    -----------      -----------
    Total unproved oil, gas and mineral properties   $4,759,532       $4,735,619
                                                     ==========       ==========

5.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (the "Florida Litigation") involves two basic claims : whether Coastal Petroleum may obtain an oil and gas exploration drilling permit and the amount of the required surety in connection with any drilling, and whether the denial of a permit is a taking of its property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 1999, the Company actively pursued the Florida Litigation.

1. Coastal Petroleum Company v. State Department of Environmental Protection, (Case No. 98-1998, First District Court of Appeal). Drilling Permit Litigation.

         In 1992, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "DEP") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224A. The DEP subsequently denied the application for issuance of a drilling permit for various reasons and imposed a $1.9 billion bond. Coastal Petroleum appealed the actions of the DEP to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the DEP's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

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

         On May 26, 1998, the DEP refused to issue a permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island. Coastal Petroleum appealed both the denial of the permit by the DEP and the imposition of the surety to the Court of Appeal.

         On October 6, 1999, the Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. A decision by the Court of Appeal on that motion is pending.

2. Coastal  Petroleum  Company v. State of Florida,  Department of Environmental
Protection (DOAH Case Nos. 98-1901-1912). (DCA Case 1999-2112) 12 Permit Applications.

         On February 25, 1997, Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. Coastal Petroleum filed a Notice of Appeal with the First District Court of Appeal. The decision of the administrative law judge was affirmed by the Court of Appeal on February 29, 2000.
         In order to fully permit the Apalachicola Reef Play which includes the St. George Island prospect on October 29, 1998, Coastal Petroleum filed four additional permits (1310-1313). The DEP also requested additional data for these permits. These applications awaiting a decision of the First District Court of Appeal regarding the twelve permit applications' case, as to the DEP's use of unadopted rules to require additional data.

         During December 1998, the DEP began the administrative process to adopt new rules regarding offshore drilling in Florida. Coastal Petroleum who holds the only leases offshore and other interested parties have submitted comments. The DEP is still in the process of drafting the new rules.

3. Cottingham v. State of Florida, (Case No. 94-768-CA-01, Circuit Court of the Second Judicial Circuit in Leon County). Coastal Caribbean Royalty Litigation.

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. Several of those third parties, including Coastal Caribbean, have instituted a separate lawsuit against the State. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

         The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not insulate the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2,1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims. The case will now proceed to trial.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean but not Coastal Petroleum.

Fee Arrangements

         In connection with the Florida Litigation against the State of Florida described herein, Coastal Petroleum has agreed to pay the following firms, in addition to their charges on a time spent basis, a total of 5.25 % in contingent fees based upon any net recovery from execution on or satisfaction of judgment or from settlement of such lawsuit as follows:

                                                  Percent of net recovery
                  Robert J. Angerer                        1.50
                  Other counsel                            3.75
                                                           ----
                  Total                                    5.25
                                                           ====

         Coastal Petroleum has also assigned 3.4% of net recoveries from the Florida Litigation to its officers and others.

Uncertainty

         At December 31, 1999, the amount of unproved oil, gas and mineral properties totaled $4.8 million which costs the Company expects to recover. But, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.

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

         During 1997, the shareholders of the Company approved an increase in the authorized capital of the Company from 100,000,000 shares to 250,000,000 shares.

         During April 2000, the Company expects to file a registration statement with the Securities and Exchange Commission for a proposed offering of its common stock to its shareholders.

         The following represents shares issued upon sales of common stock:

                              Number of                        Capital in Excess
                               Shares         Capital Stock       of Par Value
                   1953        300,000          $ 30,000            $ 654,000
                   1954         53,000             5,300              114,265
                   1955         67,000             6,700              137,937
                   1956         77,100             7,710              139,548
                   1957         95,400             9,540              152,492
                   1958        180,884            18,088              207,135
                   1959        123,011            12,301              160,751
                   1960        134,300            13,430              131,431
                   1961        127,500            12,750               94,077
                   1962          9,900               990                8,036
                   1963        168,200            23,548               12,041
                   1964        331,800            46,452               45,044
                   1965        435,200            60,928              442,391
                   1966        187,000            26,180              194,187
                   1967        193,954            27,153              249,608
                   1968         67,500             9,450              127,468
                   1969          8,200             1,148               13,532
                   1970        274,600            32,952              117,154
                   1971        299,000            35,880               99,202
                   1972        462,600            55,512              126,185
                   1973        619,800            74,376              251,202
                   1974        398,300            47,796               60,007
                   1975           -                 -                 (52,618)
                   1976           -                 -                  (8,200)
                   1977        850,000           102,000            1,682,706
                   1978         90,797            10,896              158,343
                   1979      1,065,943           127,914            4,124,063
                   1980        179,831            21,580              826,763
                   1981         30,600             3,672              159,360
                   1983      5,318,862           638,263            1,814,642
                   1985          -                  -                 (36,220)
                   1986       6,228,143          747,378            2,178,471
                   1987       4,152,095          498,251            2,407,522
                   1990       4,298,966          515,876               26,319
                   1996       6,672,726          800,727            5,555,599
                             -----------       ----------           ---------
                             33,502,212        $4,024,741         $22,374,443
                             ==========        ==========         ===========

         The following represents shares issued upon exercise of stock options:

                   1955         73,000            $ 7,300             $175,200
                   1978          7,000                840                6,160
                   1979        213,570             25,628              265,619
                   1980         76,830              9,219              125,233
                   1981        139,600             16,752              227,548
                   1996         10,000              1,200               12,300
                   1997         10,000              1,200               10,050
                              --------          ---------           ----------
                               530,000            $62,139             $822,110
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

         During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. Options are normally immediately exercisable and issued for a period of five years. The following table summarizes stock option activity:

                                                                  Number of Shares           Exercise Price ($)
Outstanding and exercisable at December 31, 1996                       372,000                      1.13
     Exercised                                                        (10,000)                      1.13
                                                                      --------
Outstanding and exercisable at December 31, 1997                       362,000                      1.13
     Granted                                                           225,000                      2.625
                                                                       -------
Outstanding and exercisable at December 31, 1998                       587,000                   1.13-2.625
Expired                                                               (60,000)                      1.13
                                                                      -------=
Outstanding and exercisable at December 31, 1999                       527,000                   1.13-2.625
                                                                       =======
                                                                                           (1.77 weighted average)
Available for grant at December 31,1999                                453,000
                                                                       =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                  Amount          Per Share
Net loss as reported - December 31, 1998      $(1,154,681)          $(.03)
Stock option expense                             (369,000)          $(.01)
                                              ------------          ------
Pro forma net loss                             (1,523,681)          $(.04)
                                               ===========          ======

8.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $12,077,000 at December 31, 1999 ($11,806,000 at December 31,
1998) and expire in varying amounts from 1999 through 2019. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company's deferred tax assets were as follows:

                                                   1999                  1998
                                                   ----                  ----
Net operating losses                            $4,544,000            $4,443,000
Deferred intercompany interest deduction         1,109,000               652,000
                                                ----------            ----------
Total deferred tax assets                        5,653,000            5,095,000
Valuation allowance                             (5,653,000)          (5,095,000)
                                                -----------          -----------
Net deferred tax assets                         $    -               $     -
                                                ===========          ===========

9.       Related parties

         G&O'D INC provides accounting and administrative services and office facilities and support staff to the Company. G&O'D INC is owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. During 1999, 1998 and 1997, G&O'D billed fees of $144,495, $160,764 and $172,160, respectively.

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure

                  None.


                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company relative to the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements.

                           The  financial  statements  listed below and included
under Item 8 above are filed as part of this report.
                                                                            Page

Report of Independent Auditors                                               25

Consolidated balance sheets at December 31, 1999 and 1998                    26

Consolidated statements of operations from inception (January 31, 1953) to
  December 31, 1999 and for each of the three years in the period ended
  December 31, 1999                                                          27

Consolidated statements of cash flows from inception (January 31, 1953) to
  December 31, 1999 and for each of the three years in the period ended
  December 31, 1999                                                          28

Consolidated statements of common stock and capital in excess of
  par value from inception (January 31, 1953) to December 31, 1999           29

Notes to consolidated financial statements                                   30

                  (2)      Financial Statement Schedules.

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

                           None.

         (b)      Reports on Form 8-K.

                  On October 7, 1999, the Company filed a Current Report on Form 8-K to report an October 6, 1999 ruling by the Florida First District Court of Appeal regarding the ongoing drilling permit litigation between the State of Florida and the Company.

         (c)      Exhibits.

                  The following exhibits are filed as part of this report:

Item Number

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  Not applicable.

         3.       Articles of incorporation and By-Laws.

                  (a) Memorandum of Association as amended on June 30,
                      1982, May 14, 1985 and April 7, 1988 filed as Exhibit 3(a) to Report on Form 10-K for the year ended
                      December 31, 1998 is incorporated herein by reference.

                  (b) Bye-laws are  incorporated  by reference to Schedule 14(a)
                      Proxy Statement filed on May 13, 1997.

         4. Instruments defining the rights of security holders, including indentures.

                  Not applicable.

         9.       Voting trust agreement.

                  Not applicable.

         10.      Material contracts.

                  (a)      Drilling  Lease No. 224-A,  as modified,  between the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (b)      Drilling  Lease No. 224-B,  as modified,  between the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (c) Drilling Lease No. 248, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (d) Memorandum of Settlement dated January 6, 1976 between Coastal Petroleum Company and the State of Florida filed as Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (e) Agreement between the Company and Coastal Petroleum dated December 3, 1991 filed as Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference

                  (f) Agreement between Lykes Minerals Corp. and Coastal Caribbean and Coastal Petroleum dated October 16, 1992 filed as Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (g)      Stock Option Plan adopted March 7, 1995 filed as
                           Exhibit 4A to form S-8 dated July 28, 1995 is incorporated herein by reference.

                  (h) The decision Coastal Petroleum Company v. Florida Wildlife Federation et. al. of the First District Court of Appeal dated October 6, 1999 (St. George Island permit application case), is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on October 7, 1999.

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

                  Not applicable.

         21.      Subsidiaries of the registrant.

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 59 1/4 % owned.

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


Dated:           March 1, 2000

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


Dated:         March 1, 2000                Dated:      March 1, 2000
       ---------------------------------          ------------------------------


By /s/ Graham B. Collis                     By /s/ John D. Monroe
      Graham B. Collis                          John D. Monroe
      Director                                  Director


Dated:         March 1, 2000                 Dated:      March 1, 2000
       ---------------------------------          ------------------------------

By /s/ Phillip W. Ware                      By /s/ Nicholas B. Dill
      Phillip W. Ware                           Nicholas B. Dill
      Director                                  Director


Dated:         March 1, 2000                  Dated:      March 1, 2000
       ---------------------------------          ------------------------------

                                INDEX TO EXHIBITS


Exhibit No.


         23.      Consent of Ernst & Young LLP

         27.      Financial Data Schedule (EDGAR filing only)

                                   EXHIBIT 23




                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Stock Option plan of Coastal Caribbean Oils & Minerals, Ltd. of our report dated January 14, 2000, with respect to the consolidated financial statements of Coastal Caribbean Oils & Minerals, Ltd. in this Annual Report (Form 10-K) for the year ended December 31, 1999.



                                              /s/ Ernst & Young LLP


Stamford, Connecticut
March 1, 2000