Form 10-Q
period 2000-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2000-05-11
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000
                               -------------------------------------------------

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

            BERMUDA                                       NONE
 .................................         ......................................
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

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

                                                           |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of May 1, 2000 was 40,056,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page

         Consolidated balance sheets at March 31, 2000 and
         December 31, 1999                                                    3

         Consolidated  statements of operations from inception (January
         31, 1953) to March 31, 2000 and for the three
         months ended March 31, 2000 and March 31, 1999                       4

         Consolidated  statements of cash flows from inception
         (January 31, 1953)to March 31, 2000 and for the three
         months ended March 31, 2000 and March 31, 1999                       5

         Notes to consolidated financial statements                           6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk            10

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                    11

ITEM 6   Exhibits and Reports on Form 8-K                                     11

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                               March 31,          December 31,
                                                                                  2000                1999
                                 ASSETS                                         (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents                                                    $    821,018          $     651,124
  Accounts and interest receivable                                                    5,248                 25,583
  Prepaid expenses                                                                  301,170                352,089
                                                                              -------------             ----------
          Total current assets                                                    1,127,436              1,028,796
                                                                               ------------              ---------
Marketable securities                                                                     -                390,941
Unproved oil, gas and mineral properties (full cost method)                       4,758,227              4,759,532
Other                                                                                27,613                 27,445
                                                                            ---------------        ---------------
Total assets                                                                   $  5,913,276           $  6,206,714
                                                                               ============           ============
                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                   $       75,334         $       68,424
                                                                             --------------         --------------
Minority interests                                                                        -                      -
Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763              4,806,763
  Capital in excess of par value                                                 28,768,033             28,693,033
                                                                               ------------             ----------
                                                                                 33,574,796             33,499,796

  Deficit accumulated during development stage                                  (27,736,854)           (27,361,506)
                                                                               -------------           ------------
  Total shareholders' equity                                                      5,837,942              6,138,290
                                                                              -------------          -------------
Total liabilities, minority interests and shareholders' equity                 $  5,913,276           $  6,206,714
                                                                               ============           ------------

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                   From inception
                                                                 Three months ended               (Jan. 31, 1953)
                                                                     March 31,                      to March 31,
                                                              2000                1999                  2000
------------------------------------------------------------------------------------------------------------------------------------
Interest and other income                                 $    9,547          $   25,369             $  3,738,126
                                                          ----------          ----------             ------------

Expenses:
  Legal fees and costs                                       166,898             106,749               12,543,889
  Administrative expenses                                    150,131             133,017                7,488,468
  Salaries                                                    37,950              43,700                3,106,778
  Shareholder communications                                  27,373              27,404                3,699,153
  Exploration costs                                            2,543               3,316                  807,157
  Lawsuit judgments                                                -                   -                1,941,916
  Minority interests                                               -                   -                 (632,974)
  Other                                                            -                   -                  364,865
  Contractual services                                                 -                   -            2,155,728
                                                        ----------------    ----------------        -------------
                                                             384,895             314,186               31,474,980
                                                          ----------          ----------             ------------

Net loss                                                   $(375,348)          $(288,817)
                                                           ==========          ==========

Deficit accumulated during
  development stage                                                                                  $(27,736,854)
                                                                                                     =============
Net loss per share (Basic & Diluted)                         $(.01)              $(.01)
                                                             ======              ======

Average number of shares
  Outstanding (Basic & Diluted)                           40,056,358          40,056,358
                                                          ==========          ==========


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                    From inception
                                                                       Three months ended           (Jan. 31, 1953)
                                                                            March 31,                to March 31,
                                                                      2000             1999              2000
Operating activities:
Net loss                                                             $(375,348)        $(288,817)      $(27,736,854)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Net change in:
       Accounts receivable                                              20,335            34,910            ( 5,248)
       Prepaid expenses                                                 50,919            27,242           (301,170)
       Current liabilities                                               6,910            12,914             75,334
       Other                                                              (168)              118            471,293
                                                                  -------------     ------------    ---------------
Net cash used in operating activities                                 (297,352)         (213,633)       (27,373,645)
                                                                     ----------        ----------     --------------
Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                              1,305            31,746         (4,758,227)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds from sale of  marketable securities                          390,941         1,120,161                  -
  Purchase of fixed assets                                                                                  (61,649)
                                                                             -                 -
                                                                   -----------       -----------      -------------
Net cash provided by (used in) investing activities                    392,246         1,151,907         (3,576,791)
                                                                   -----------        ----------      --------------
Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Compensation recognized for stock option grants                       75,000                 -             75,000
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                ---------------- ----------------      ------------
Net cash provided by financing activities                               75,000                 -         31,771,454
                                                                ----------------  ----------------     ------------

Net increase in cash and cash equivalents                              169,894           938,274            821,018
Cash and cash equivalents at beginning of period                       651,124            52,480                 -
                                                                   -----------      ------------         ----------

Cash and cash equivalents at end of period                          $  821,018        $  990,754      $     821,018
                                                                    ==========        ==========      =============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                 March 31, 2000


ITEM 1   -    Financial Statements


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.   Continuation as Going Concern

     At March 31, 2000, Coastal Caribbean had cash and cash equivalents of approximately $820,000. The Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. Furthermore, the Company believes the State of Florida has taken its working interest properties. In the event that the Court of Appeal affirms its October 1999 decision and Coastal Petroleum commences an inverse condemnation action in the Circuit Court to be compensated for the value of its properties, the cost of that litigation would be substantial and would require the Company to obtain additional capital. There can be no assurances that funds on hand and any additional capital which may be realized through sales of the Company's shares or otherwise will be sufficient to allow the Company to survive until the Florida litigation is concluded. These situations raise substantial doubt about the Company's ability to continue as a going concern.

Note 3.   Common Stock

         On May 10, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of its common stock to its shareholders. The Company has not yet determined the amount of additional capital that it will seek to raise through the proposed offering.

     On March 6, 2000, five year options to purchase 312,000 shares of the Company's common stock at $1.125 per share expired without being exercised. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock at $.91 per share were granted to directors, officers and legal counsel of the Company. All of the options were vested and exercisableThe Company recorded a charge to legal expense in the amount of $75,000 for the issuance of the grant to legal counsel

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

         3. the uncertainty of obtaining the financing necessary to fund the litigation against the State of Florida.

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.8 million at March 31, 2000. The Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been taken. These situations raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

                              Short Term Liquidity

     At March 31, 2000, Coastal Caribbean had cash and cash equivalents of approximately $820,000. This amount should be sufficient to fund the Company's operations through December 31, 2000. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company is currently spending approximately $400,000 annually on the Florida Litigation. In order to continue the litigation and operate the Company beyond the year 2000, the Company believes it will be necessary for the Company to obtain additional capital either from Coastal Caribbean's or Coastal Petroleum's shareholders.

         The Company's oil and gas properties are currently unproved and undeveloped. The Company had applied for a drilling permit from the State of Florida to drill an exploratory well (the St. George Island prospect) in the waters near Apalachicola, Florida. The State of Florida resisted the issuance of a drilling permit. On October 6, 1999, Florida's First District Court of Appeal ruled that Florida's Department of Environmental Protection has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. A decision by the Court of Appeal on that motion is pending. In the event that the Court of Appeal affirms its decision and Coastal Petroleum commences an inverse condemnation action in the Circuit Court to be compensated for the value of Lease 224A, the cost of the litigation would be substantial and would require the Company to obtain additional capital.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

         The Company does not currently have assets sufficient to fund expenditures to drill an exploration well, if a permit were granted. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.

         On May 10, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of its common stock to its shareholders. The Company has not yet determined the amount of additional capital that it will seek to raise through the proposed offering.


Results of Operations

Three month period ended March 31, 2000 vs. March 31, 1999

         The Company incurred a loss of $300,000 for the 2000 quarter, compared to a loss of $289,000 for the comparable 1999 quarter.

         Interest income and other income decreased 62% from $25,000 in the 1999 quarter to $10,000 in the 2000 quarter because less funds were available for investment during the 2000 period.

     Legal fees and costs increased 56% to $167,000 for the 2000 quarter, compared to $107,000 in the prior period. Legal fees and costs increased in the 2000 period because the Company recorded a charge to legal expense in the amount of $75,000 for the issuance of a stock option grant to legal counsel. During the 2000 period, the level of legal activity decreased. The Company has been waiting for a decision of the Florida Court of Appeal regarding the State of Florida's motion for a rehearing.

         Salaries decreased 13% during the 2000 quarter to $38,000 compared to $44,000 in the 1999 quarter. An employee who has not been replaced left the Company during the 1999 period.

         Administrative expenses increased 12% during the 2000 quarter to $150,000 compared to $133,000 in the 1999 quarter. During December 1999, the Company ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd)

increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million.

         Shareholder communications did not change between the periods and remained at $27,000.

         Exploration costs decreased from $3,300 in the 1999 quarter to $2,500 in the 2000 quarter. These miscellaneous exploration expenses do not include exploration expenditures totaling $1,300 that were capitalized in 2000 ($32,000 in 1999).


ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

     The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $691,000, the fair value was $693,000 and the face value was $700,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                                 March 31, 2000


ITEM 5   -    Other Information

     On March 6, 2000, five year options to purchase 312,000 shares of the Company's common stock at $1.125 per share expired without being exercised. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock at $.91 per share were granted to directors, officers and legal counsel of the Company. All of the options were vested and exercisable. The Company recorded a charge to legal expense in the amount of $75,000 for the issuance of the grant to legal counsel.

ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 March 31, 2000



                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                      Registrant




Date:  May 11, 2000                By  /s/ James R. Joyce
                                        ----------------------------------------
                                        James R. Joyce
                                        Treasurer and Chief Accounting and
                                        Financial Officer