Form 10-Q
period 2000-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2000-07-21
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2000
                               --------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668
                       ----------

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ................................................................................
             (Exact name of registrant as specified in its charter)

         BERMUDA                                             NONE
 ...........................                        ...........................
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda             HM CX
 ................................................................................
   (Address of principal executive offices)                 (Zip Code)

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

                                                           |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of July 20, 2000 was 40,056,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page

         Consolidated balance sheets at June 30, 2000 and
         December 31, 1999                                                   3

         Consolidated  statements of operations from inception (January
         31, 1953) to June 30, 2000 and for the three and six
         months ended June 30, 2000 and June 30, 1999                        4

         Consolidated  statements of cash flows from inception (January
         31, 1953) to June 30, 2000 and for the three and six
         months ended June 30, 2000 and June 30, 1999                        5

         Notes to consolidated financial statements                          6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk          11

                           PART II - OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders                12

ITEM 5   Other Information                                                  12

ITEM 6   Exhibits and Reports on Form 8-K                                   12

         Signatures                                                         13

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                 ASSETS                                         (Unaudited)          (Note)

Current assets:
  Cash and cash equivalents                                                     $   496,364          $     651,124
  Accounts and interest receivable                                                    5,399                 25,583
  Prepaid expenses                                                                  241,306                352,089
                                                                              -------------             ----------
          Total current assets                                                      743,069              1,028,796
                                                                              -------------              ---------

Marketable securities                                                                     -                390,941

Unproved oil, gas and mineral properties (full cost method)                       4,755,944              4,759,532

Other                                                                                87,848                 27,445
                                                                            ---------------        ---------------
Total assets                                                                   $  5,586,861           $  6,206,714
                                                                               ============           ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                   $       65,106         $       68,424
                                                                             --------------         --------------

Minority interests                                                                        -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763              4,806,763
  Capital in excess of par value                                                 28,768,033             28,693,033
                                                                               ------------             ----------
                                                                                 33,574,796             33,499,796
  Deficit accumulated during development stage                                  (28,053,041)           (27,361,506)
                                                                               -------------           ------------
  Total shareholders' equity                                                      5,521,755              6,138,290
                                                                              -------------          -------------

Total liabilities, minority interests and shareholders' equity                 $  5,586,861           $  6,206,714
                                                                               ============           ------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)




                                                                                                                   From inception
                                                                                                                   (Jan. 31, 1953)
                                    Three months ended June 30,                Six months ended June 30,          to June 30, 2000
                                   ---------------------------                -------------------------          ----------------
                                     2000                 1999                  2000                1999
                                     ----                 ----                  ----                ----

Interest and other income        $   9,925            $  20,568             $  19,472           $  45,937         $  3,748,051
                                 ---------            ---------             ---------           ---------         ------------

Expenses:
  Legal fees and costs              87,185               96,918               254,083             203,667           12,631,074
  Administrative expenses          135,773              117,412               285,904             250,429            7,624,241
  Salaries                          37,950               37,950                75,900              81,650            3,144,728
  Shareholder communications        61,320               48,133                88,693              75,537            3,760,473
  Exploration costs                  3,884                8,832                 6,427              12,148              811,041
  Lawsuit judgments                      -                    -                     -                   -            1,941,916
  Minority interests                     -                    -                     -                   -             (632,974)
  Other                                  -                    -                     -                   -              364,865
  Contractual services                   -                    -                     -                    -           2,155,728
                           ---------------      ---------------       ---------------     ----------------        ------------
                                   326,112              309,245               711,007             623,431           31,801,092
                                 ---------            ---------             ---------          ----------          -----------

Net loss                        $(316,187)           $(288,677)            $(691,535)          $(577,494)
                                ==========           ==========            ==========          ==========

Deficit accumulated during
  development stage                                                                                                $(28,053,041)
                                                                                                                   =============

Average number of shares
  Outstanding (Basic &
  Diluted)                      40,056,358           40,056,358            40,056,358          40,056,358
                                ==========           ==========            ==========          ==========

Net loss per share (Basic
& Diluted)                          $(.01)               $(.01)               $(.02)               $(.01)
                                    ======               ======               ======               ======

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                    From inception
                                                                        Six months ended            (Jan. 31, 1953)
                                                                            June 30,                  to June 30,
                                                                      2000             1999              2000
Operating activities:
Net loss                                                             $(691,535)        $(577,494)      $(28,053,041)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Compensation recognized for stock option grants                     75,000                 -             75,000
    Net change in:
       Accounts receivable                                              20,184             3,758            ( 5,399)
       Prepaid expenses                                                110,783            84,984           (241,306)
       Current liabilities                                              (3,318)          (13,499)            65,106
       Other                                                           (60,403)               36            411,058
                                                                    -----------    -------------    ---------------
Net cash used in operating activities                                 (549,289)         (502,215)       (27,625,582)
                                                                     ----------        ----------     --------------
Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                              3,588            32,725         (4,755,944)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds from sale of marketable securities                          390,941         1,372,676                  -
  Purchase of fixed assets                                                                                  (61,649)
                                                                ----------------  ----------------  ----------------
Net cash provided by (used in) investing activities                    394,529         1,405,401         (3,574,508)
                                                                   -----------        ----------      --------------
Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                                               3,720,000
                                                                ----------------  ----------------    -------------
Net cash provided by financing activities                                                                31,696,454
                                                                ---------------   ----------------       ----------
Net increase(decrease) in cash and cash equivalents                   (154,760)          903,186            496,364
Cash and cash equivalents at beginning of period                       651,124            52,480                  -
                                                                    ----------        ----------      -------------
Cash and cash equivalents at end of period                          $  496,364        $  955,666      $     496,364
                                                                    ==========        ==========      =============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                  June 30, 2000


ITEM 1   -    Financial Statements


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.   Continuation as Going Concern

         At June 30, 2000, Coastal Caribbean had cash and cash equivalents of approximately $500,000. The Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. Furthermore, the Company believes the State of Florida has taken its exploration leases. Coastal Petroleum is planning to commence an inverse condemnation action in the Circuit Court to be compensated for the value of its properties. The cost of that litigation will be substantial and require the Company to obtain additional capital. There can be no assurances that funds on hand and any additional capital which may be realized through sales of the Company's shares or otherwise will be sufficient to allow the Company to survive until the Florida litigation is concluded. These situations raise substantial doubt about the Company's ability to continue as a going concern.

Note 3.   Common Stock

         On May 10, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of its common stock to its shareholders. The Company has not yet determined the amount of additional capital that it will seek to raise through the proposed offering. The costs incurred relating to the preparation of the registration statement totaling $ 60,150 at June 30, 2000 are included in other assets.

         On March 6, 2000, five year options to purchase 312,000 shares of the Company's common stock at $1.125 per share expired without being exercised. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock at $.91 per share were granted to directors, officers and legal counsel of the Company. All of the options were vested and exercisable. The Company recorded a charge to legal expense in the amount of $75,000 in connection with such grants.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

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

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.8 million at June 30, 2000. The Company has a limited amount of working capital, has incurred recurring losses and has an accumulated deficit. The Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been taken. These situations raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                              Short Term Liquidity

         At June 30, 2000, Coastal Caribbean had cash and cash equivalents of approximately $500,000. This amount should be sufficient to fund the Company's operations through December 31, 2000. Effective July 1, 2000, certain officers and legal counsel agreed to defer 50% of their salaries and fees until the Company's financial position improves. The available funds are expected to be used for general corporate purposes, including exploration and development and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company is currently spending approximately $400,000 annually on the Florida Litigation. In order to continue the litigation and operate the Company beyond the year 2000, the Company believes it will be necessary for the Company to obtain additional capital either from Coastal Caribbean's or Coastal Petroleum's shareholders.

         Since the Company's inception, it has been financing its operations primarily from the sale of its common stock and sales of shares of Coastal Petroleum. On May 10, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of its common stock to its shareholders. The Company has not yet determined the amount of additional capital that it will seek to raise through the proposed offering. Although the Company has successfully financed its operations through such offerings in the past, there is no assurance that the proposed offering will be successful.

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





ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. . On June 26, 2000, the Court of Appeal denied all of the State's motions but ruled that the issue of whether the denial of a permit constituted a "taking" was not before the Court, and it declined to rule on the merits of the issue and stated that the issue was a matter for the Circuit Court. Coastal Petroleum is planning to commence an inverse condemnation action in the Circuit Court to be compensated for the value of Lease 224A. The cost of the litigation will be substantial and will require the Company to obtain additional capital.


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


Results of Operations
---------------------
Three month period ended June 30, 2000 vs. June 30, 1999
--------------------------------------------------------

         The Company incurred a loss of $316,000 for the 2000 quarter, compared to a loss of $289,000 for the comparable 1999 quarter.

         Interest income and other income decreased 52% from $21,000 in the 1999 quarter to $10,000 in the 2000 quarter because less funds were available for investment during the 2000 period.

         Legal fees and costs decreased 10% to $87,000 for the 2000 quarter, compared to $97,000 in the prior period. Legal fees and costs decreased in the 2000 period because the Company had been waiting for a decision of the Florida Court of Appeal regarding the State of Florida's motion for a rehearing.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Administrative expenses increased 16% during the 2000 quarter to $136,000 compared to $117,000 in the 1999 quarter. During December 1999, the Company increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million which increased insurance costs.

         Salaries did not change between the periods and remained at $38,000.

         Shareholder communications increased 27% to $61,000 in the 2000 quarter compared to $48,000 in the 1999 quarter because of increased mailing and printing costs.

         Exploration costs decreased from $9,000 in the 1999 quarter to $4,000 in the 2000 quarter.

Six month period ended June 30, 2000 vs. June 30, 1999

         The Company incurred a loss of $692,000 for 2000, compared to a loss of $577,000 for 1999.

         Interest income and other income decreased 58% from $46,000 in 1999 to $19,000 in 2000 because less funds were available for investment during the 2000 period.

         Legal fees and costs increased 25% to $254,000 in 2000, compared to $204,000 in the prior period because the Company recorded a charge to legal expense in the amount of $75,000 in connection with the issuance of a stock option grant. During the 2000 period, the level of legal activity decreased. The Company had been waiting for a decision of the Florida Court of Appeal regarding the State of Florida's motion for a rehearing which was not rendered until June 26, 2000.

         Administrative expenses increased 14% during 2000 to $286,000 compared to $250,000 in 1999. During December 1999, the Company increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million which increased insurance costs.


         Salaries decreased 7% during 2000 to $76,000 compared to $82,000 in 1999. An employee who has not been replaced left the Company during the 1999 period.

         Shareholder   communications  increased  17%  during  2000  to  $89,000
compared to $76,000 in 1999 because of increased mailing and printing costs.

         Exploration costs decreased from $12,000 in 1999 to $6,000 in 2000. These miscellaneous exploration expenses do not include exploration expenditures totaling $3,600 that were capitalized in 2000 ($33,000 in 1999).

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $395,000, the fair value was $396,000 and the face value was $400,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                                  June 30, 2000

ITEM 4   -    Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

         (a)  On May 18, 2000, the Company held its Annual Meeting of
              Shareholders.

         (b) Directors Graham B. Collis and John D. Monroe were reelected for three year terms expiring at the 2003 Annual General Meeting. The results of the votes cast by the Company's shareholders were as follows:

                                          Number of Shares Voted                  Number of Shareholders Voting
                                          ----------------------                  -----------------------------
                                        For                 Withheld                For                Withheld
                                        ---                 --------                ---                --------
Graham B. Collis                       34,234,957               391,910              2,341                  90
John D. Monroe                         34,234,557               392,310              2,341                  90

         (c) The firm of Ernst & Young LLP was approved as the Company's independent auditors for the fiscal year ending December 31, 2000. The results of the votes cast by the Company's shareholders were as follows:

                  Number of Shares Voted                                  Number of Shareholders Voting
                  ----------------------                                  -----------------------------
        For                Against            Abstain               For              Against             Abstain
        ---                -------            -------               ---              -------             -------
     34,423,078            114,893             88,896              2,353                21                 57

ITEM 5   -    Other Information
------        -----------------

         On June 26, 2000, Florida's First District Court of Appeal denied motions of the State of Florida and certain environmental groups asking for a rehearing of the Court's October 6, 1999 decision. In its two-sentence ruling, the three-judge panel said that, because the issue of whether the State's denial of a permit constituted a taking was not before the court, "we decline to comment on the merits of that issue, leaving it to be resolved in the circuit court" .

ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits
                  None.

         (b)      Reports on Form 8-K

                  On June 28, 2000, the Company filed a Current Report on Form 8-K to report the ruling of the Florida First District Court of Appeal on June 26, 2000.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                  June 30, 2000



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




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                        Registrant




Date:  July 20, 2000                    By/s/ James R. Joyce
                                              ------------------
                                              James R. Joyce
                                              Treasurer and Chief Accounting and
                                              Financial Officer