Form 10-Q
period 2000-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2000-11-13
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2000
                               -------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668
                       --------------

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
 ................................................................................
             (Exact name of registrant as specified in its charter)

               BERMUDA                                  NONE
 .................................           .................................
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

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

                                                         |X|  Yes     |_|  No

         The number of shares outstanding of the issuer's single class of common stock as of November 6, 2000 was 43,468,358.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                            Page
                                                                         -----
         Consolidated balance sheets at September 30, 2000 and
         December 31, 1999                                                  3

         Consolidated  statements of operations from inception (January
         31, 1953) to September 30, 2000 and for the nine
         months ended September 30, 2000 and September 30, 1999             4

         Consolidated  statements of cash flows from inception (January
         31, 1953) to September 30, 2000 and for the nine
         months ended September 30, 2000 and September 30, 1999             5

         Notes to consolidated financial statements                         6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         11

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                 12

ITEM 6   Exhibits and Reports on Form 8-K                                  12

         Signatures                                                        13

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                               September 30,           December 31,
                                                                                  2000                     1999
                                 ASSETS                                         (Unaudited)               (Note)

Current assets:
  Cash and cash equivalents                                                     $   189,445          $     651,124
  Accounts and interest receivable                                                    7,218                 25,583
  Prepaid expenses                                                                  359,120                352,089
                                                                              -------------             ----------
          Total current assets                                                      555,783              1,028,796
                                                                              -------------              ---------

Marketable securities                                                                     -                390,941

Unproved oil, gas and mineral properties (full cost method)                       4,813,887              4,759,532

Other                                                                               205,128                 27,445
                                                                            ---------------        ---------------
Total assets                                                                   $  5,574,798           $  6,206,714
                                                                               ============           ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                   $      366,437         $       68,424
                                                                             --------------         --------------

Minority interests                                                                        -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 40,056,358 shares                                                 4,806,763              4,806,763
  Capital in excess of par value                                                 28,768,033             28,693,033
                                                                               ------------             ----------
                                                                                 33,574,796             33,499,796
  Deficit accumulated during development stage                                  (28,366,435)           (27,361,506)
                                                                               -------------           ------------
  Total shareholders' equity                                                      5,208,361              6,138,290
                                                                              -------------          -------------

Total liabilities, minority interests and shareholders' equity                 $  5,574,798           $  6,206,714
                                                                               ============           ------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)



                                                                                                                     From inception
                                                                                                                   -----------------
                                           Three months ended                         Nine months ended              (Jan. 31, 1953)
                                           ------------------                         -----------------                to September
                                             September 30,                             September 30,                     30, 2000
                                             -------------                             -------------               -----------------
                                        2000                  1999                 2000                  1999
                                        ----                  ----                 ----                  ----

Interest and other income          $   3,622             $  17,356            $  23,094             $  63,293          $  3,751,673
                                   ---------             ---------            ---------             ---------          ------------

Expenses:
  Legal fees and costs               138,415                85,461              392,498               289,128            12,769,489
  Administrative expenses            129,469                95,871              415,373               346,300             7,753,710
  Salaries                            37,951                37,950              113,851               119,600             3,182,679
  Shareholder communications           9,200                17,008               97,893                92,545             3,769,673
  Exploration costs                    1,981                 5,284                8,408                17,432               813,022
  Lawsuit judgments                        -                     -                    -                     -             1,941,916
  Minority interests                       -                     -                    -                     -              (632,974)
  Other                                    -                     -                    -                     -               364,865
  Contractual services                     -                     -                    -                     -             2,155,728
                             ---------------       ---------------      ---------------       ----------------         ------------
                                     317,016               241,574            1,028,023               865,005            32,118,108
                                   ---------             ---------          -----------            ----------           -----------

Net loss                           $(313,394)            $(224,218)         $(1,004,929)            $(801,712)
                                  ==========            ==========         ============            ==========

Deficit accumulated during
  Development stage                                                                                                    $(28,366,435)
                                                                                                                      =============

Average number of shares
  Outstanding (Basic & Diluted)   40,056,358            40,056,358           40,056,358            40,056,358
                                  ==========            ==========           ==========            ==========

Net loss per share (Basic & Diluted)   $(.01)                $(.01)               $(.03)                $(.02)
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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                       From inception
                                                                         Nine months ended             (Jan. 31, 1953)
                                                                           September 30,                 to September
                                                                       2000              1999              30, 2000
                                                                   -----------         ----------      ---------------
Operating activities:
Net loss                                                           $(1,004,929)        $(801,712)      $(28,366,435)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Compensation recognized for stock option grants                     75,000                 -             75,000
    Net change in:
       Accounts receivable                                              18,365            21,726             (7,218)
       Prepaid expenses                                                 (7,031)           (7,080)          (359,120)
       Current liabilities                                             298,013           (13,717)           366,437
       Other                                                          (177,683)              (48)           293,778
                                                                     ----------    --------------   ---------------
Net cash used in operating activities                                 (798,265)         (800,831)       (27,874,558)
                                                                     ----------        ----------     --------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                            (54,355)          (25,217)        (4,813,887)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds from sale of marketable securities                          390,941         1,369,424                  -
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                ----------------  ----------------  ----------------
Net cash provided by (used in) investing activities                    336,586         1,344,207         (3,632,451)
                                                                   -----------        ----------      --------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         26,342,205
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                ----------------  ----------------    -------------
Net cash provided by financing activities                                    -                 -         31,696,454
                                                                ---------------   ----------------       ----------
Net increase(decrease) in cash and cash equivalents                   (461,679)          543,376            189,445
Cash and cash equivalents at beginning of period                       651,124            52,480                  -
                                                                   -----------      ------------       ------------
Cash and cash equivalents at end of period                          $  189,445        $  595,856      $     189,445
                                                                    ==========        ==========      =============


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                               September 30, 2000


ITEM 1   -    Notes to Consolidated Financial Statements
------        ------------------------------------------


Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.   Continuation as Going Concern
          -----------------------------

         At September 30, 2000, Coastal Caribbean had cash and cash equivalents of approximately $189,000. At September 30, 2000, the Company had a limited amount of working capital, had incurred recurring losses and had an accumulated deficit. As of that date, these situations raised substantial doubt about the Company's ability to continue as a going concern. On October 23, 2000, the Company concluded a sale of approximately 3.4 million shares of its common stock to its shareholders and added approximately $3.4 million to its working capital. Management currently believes that the Company has sufficient capital to fund its operations through December 31, 2002.

Note 3.   Common Stock
          ------------

         On September 11, 2000, the Company commenced a rights offering to its shareholders. The offering was concluded on October 23, 2000 and approximately
3.4 million shares were sold at $1.00 per share and $3.4 million of gross proceeds were realized. The costs incurred relating to the offering totaled approximately $180,000 at September 30, 2000 and are included in other assets.

ITEM 1   -    Notes to Consolidated Financial Statements Cont'd)
------        --------------------------------------------------

Note 3.   Common Stock (Cont'd)
          ---------------------

         On March 6, 2000, options to purchase 312,000 shares of the Company's common stock at $1.125 per share expired without being exercised. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock at $.91 per share were granted to directors, officers and legal counsel of the Company. All of the options are vested and exercisable. The Company recorded a charge to legal expense in the amount of $75,000 in connection with the grants to nonemployees of the Company.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Liquidity and Capital Resources

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

         1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and

         2.       the substantial cost of continuing the litigation.

         The Company's principal assets are oil, gas, and mineral leases, the costs of which total $4.8 million at September 30, 2000. The Company had a limited amount of working capital, had incurred recurring losses and had an accumulated deficit at September 30, 2000. The Company has been and continues to be involved in litigation against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been taken. These situations had raised substantial doubt about the Company's ability to continue as a going concern. On October 23, 2000, the Company concluded a sale of approximately 3.4 million shares of its common stock it its shareholders and added approximately $3.4 million to its working capital. Management currently believes that the Company has sufficient capital to fund its operationsthrough December 31, 2002. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              Short Term Liquidity

         At September 30, 2000, Coastal Caribbean had cash and cash equivalents of approximately $189,000. On October 23, 2000, the Company concluded a sale of approximately 3.4 million shares of its common stock to its shareholders and added approximately $3.4 million to its working capital. The available funds are expected to be used for general corporate purposes and to continue the litigation against the State of Florida.

                               Long Term Liquidity

         The Company's oil and gas properties are currently unproved and undeveloped. The Company had applied for a drilling permit from the State of Florida to drill an exploratory well (the St. George Island prospect) in the waters near Apalachicola, Florida. The State of Florida resisted the issuance of a drilling permit. On October 6, 1999, Florida's First District Court of Appeal ruled that Florida's Department of Environmental Protection has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a "taking" was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. Coastal Petroleum intends to commence an inverse condemnation action in the Circuit Court to be compensated for the value of its properties. The cost of the litigation is expected to be substantial.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         In 1997, Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum had objected to certain requests for additional data by the State of Florida DEP. On March 26,1999, an administrative law judge upheld the DEP's requirements. The decision of the administrative law judge was affirmed by the First District Court of Appeal on February 29, 2000.

         In order to fully permit the Apalachicola Reef Play which includes the St. George Island prospect on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these permits. Although these permits are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

         In the unlikely event that any of the drilling permits are granted, the Company would not have the assets sufficient to fund all the expenditures which would be necessary to drill the St. George Island prospect ($5.5 million) or any other exploration wells. If oil and/or gas is discovered in commercial quantities, a production program would require additional permitting and construction of production, storage and delivery systems. The Company would be required to seek additional financing or partners to fund these expenditures.


Results of Operations
---------------------

Three month period ended September 30, 2000 vs. September 30, 1999
------------------------------------------------------------------

         The Company incurred a loss of $313,000 for the 2000 quarter, compared to a loss of $224,000 for the comparable 1999 quarter.

         Interest income and other income decreased 79% from $17,000 in the 1999 quarter to $4,000 in the 2000 quarter because less funds were available for investment during the 2000 period.

         Legal fees and costs increased 62% to $138,000 for the 2000 quarter from $85,000 in the 1999 period. Legal fees and costs increased in the 2000 period because the Company has been preparing its complaint to file in the Florida Circuit Court to claim that the Company's Lease 224-A has been taken by the State of Florida.

         Administrative expenses increased 35% during the 2000 quarter to $129,000 compared to $96,000 in the 1999 quarter. During December 1999, the Company increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million which increased insurance costs. In addition, accounting and administrative costs increased as a result of the rights offering to shareholders.

         Salaries did not change between the periods and remained at $38,000.

         Shareholder communications decreased 46% to $9,000 in the 2000 quarter compared to $17,000 in the 1999 quarter because of a timing difference in the periods in which the costs were incurred.

         Exploration costs decreased from $5,000 in the 1999 quarter to $2,000 in the 2000 quarter.

Nine month period ended September 30, 2000 vs. September 30, 1999

         The Company incurred a loss of $1,005,000 for 2000, compared to a loss of $802,000 for 1999.

         Interest income and other income decreased 64% from $63,000 in 1999 to $23,000 in 2000 because less funds were available for investment during the 2000 period.

         Legal fees and costs increased 36% to $392,000 in 2000, from $289,000 in the 1999 period because the Company has been preparing its complaint to file in the Florida Circuit Court to claim that the Company's Lease 224-A has been taken by the State of Florida. The Company also recorded a noncash charge to legal expense in the amount of $75,000 in connection with the issuance of a stock option grant.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

         Administrative expenses increased 20% during 2000 to $415,000 compared to $346,000 in 1999. During December 1999, the Company increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million which increased insurance costs. In addition, accounting and administrative costs increased as a result of the rights offering to shareholders.
 .
         Salaries decreased 5% during 2000 to $114,000 from $120,000 in 1999. An employee who has not been replaced left the Company during the 1999 period.

         Shareholder communications increased 6% during 2000 to $98,000 compared to $93,000 in 1999 because of increased mailing and printing costs.

         Exploration costs decreased from $17,000 in 1999 to $8,000 in 2000. These miscellaneous exploration expenses do not include exploration expenditures totaling $54,000 that were capitalized in 2000 ($25,000 in 1999).

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $99,533, the fair value was $99,675 and the face value was $100,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                               September 30, 2000

ITEM 5   -    Other Information
------        -----------------

         On October 23, 2000, the Company concluded a sale of approximately 3.4 million shares of its common stock and $ 3.4 million of gross proceeds were realized. The costs incurred relating to the offering totaling approximately $180,000 at September 30, 2000 are included in other assets.

ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits
                  --------
                  None.

         (b)      Reports on Form 8-K
                  -------------------
                  None.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               September 30, 2000



                                   SIGNATURES
                                   ----------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                         ---------------------------------------
                                                      Registrant




Date:  November 13, 2000                   By/s/ James R. Joyce
                                            ----------------------------------
                                              James R. Joyce
                                              Treasurer and Chief Accounting and
                                              Financial Officer