Form 10-K405
period 2000-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2001-03-13
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended            December 31, 2000
                                   --------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE  ACT OF  1934

         For the transition period from ___________________to___________________


                         Commission file number 1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               BERMUDA                                           NONE
-------------------------------------------           -------------------------
    State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                       Identification No.)

           Clarendon House
            Church Street
           Hamilton, Bermuda                                     HM 11
-------------------------------------------           -------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (441) 295-1422
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
           Title of each class                              which registered
-------------------------------------------           -------------------------

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

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $48,993,000 (U.S.) at March 9, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.12 per share, 43,468,329 shares outstanding as of March 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Coastal Caribbean Oils & Minerals, Ltd. related to the Annual Meeting of Shareholders for the fiscal year ended December 31, 2000, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Business                                                           4

Item 2.   Properties                                                        10

Item 3.   Legal Proceedings                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders               17

                             PART II

Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters                                               18

Item 6.   Selected Consolidated Financial Information                       20

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         21

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        24

Item 8.   Financial Statements and Supplementary Data                       25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               41

                            PART III

Item 10.  Directors and Executive Officers of the Company                   41

Item 11.  Executive Compensation                                            41

Item 12.  Security Ownership of Certain Beneficial Owners and Management    41

Item 13.  Certain Relationships and Related Transactions                    41

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   42

---------------------------

All monetary figures set forth are expressed in United States currency.

                                     PART I

Item 1.  Business

    (a)  General Development of Business.

         Coastal Caribbean Oils & Minerals, Ltd. (the "Company" or "Coastal Caribbean"), a Bermuda corporation, has been engaged through its majority owned subsidiary, in the exploration for oil and gas reserves. At December 31, 2000, Coastal Caribbean's principal asset was its 59 1/4 % interest in its subsidiary, Coastal Petroleum Company ("Coastal Petroleum"). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases. At December 31, 2000, the amount of unproved oil, gas and mineral properties totaled $4.8 million, which costs the Company expects to recover.

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

         In 1990, the State of Florida enacted legislation that prohibits drilling or exploration for oil or gas on Florida's offshore acreage. Although the law does not apply to areas where Coastal Petroleum is entitled to conduct exploration, the State of Florida has effectively prevented any exploratory drilling by denying the Company's applications for drilling permits. In addition, in those areas where Coastal Petroleum has only a royalty interest, the law also effectively prohibits production of oil and gas, rendering it impossible for Coastal Petroleum to collect royalties from those areas. During 1998, Coastal Petroleum exhausted its legal remedies in its efforts to obtain compensation for the drilling prohibition on its royalty interest acreage.

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (the "Florida Litigation") now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 2000, the Company actively pursued the Florida Litigation.

         On October 6, 1999, the Florida First District Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a taking was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. On January 16, 2001, Coastal Petroleum filed an inverse condemnation action in the Circuit Court to be compensated for the value of its properties. The cost of the litigation is expected to be substantial.

         In  1997,  Coastal  Petroleum  filed  12  additional  applications  for drilling permits. Coastal Petroleum had objected to certain requests for additional data by the State of Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. The decision of the administrative law judge was affirmed by the First District Court of Appeal on February 29, 2000.

         In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

         During December 1998, the DEP began the administrative process to adopt new rules regarding offshore drilling in Florida. Coastal Petroleum, which holds the only leases offshore, and other interested parties have submitted comments. The DEP is still in the process of drafting the new rules.

See Item 3."Legal Proceedings" for a more complete discussion of the litigation.

         (b)      Financial Information About Industry Segments.
                  ---------------------------------------------

                  Because the Company is engaged in only one industry, namely, oil, gas and mineral exploration and development, this item is not applicable to the Company. See Item 8 for general financial information concerning the Company.

         (c)      Narrative Description of the Business.
                  -------------------------------------

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


                  (i)      Principal Products.
                           ------------------

                           Not applicable.

                  (ii)     Status of Product or Segment.
                           ----------------------------

                           Not applicable.

                  (iii)    Raw Materials.
                           -------------

                           Not applicable.

                  (iv)     Patents, Licenses, Franchises and Concessions Held.
                           --------------------------------------------------

                           See Item 2. "Properties."

                           The  acreage  covered by Coastal  Petroleum's  leases
is located for the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest. Coastal Petroleum currently makes an annual lease payment of $59,247 to the State of Florida.
                  (v)      Seasonality of Business.
                           -----------------------

                           The Company's business is not seasonal.

                  (vi)     Working Capital Items.

                           The  majority  of the  Company's  current  assets
are in the form of cash and cash equivalents. See Item 8. "Financial Statements and Supplementary Data."

                  (vii)    Customers.
                           ---------

                           Not applicable.

                  (viii)   Backlog.
                           -------

                           Not applicable.

                  (ix)     Renegotiation of Profits or Termination of Contracts
                            or Subcontracts at the Election of the Government.
                           --------------------------------------------------

                           Not applicable.

                  (x)      Competitive Conditions in the Business.
                           --------------------------------------

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

                  (xi)     Research and Development.
                           ------------------------

                           Not applicable.

                  (xii)    Environmental Regulation.
                           ------------------------

                           The  operations  of  Coastal  Caribbean  and its
right to obtain interests in and hold properties or to do business may be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which may be adopted by the jurisdictions in which the Company carries on its business. Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with by leaseholders such as Coastal Petroleum. However, there are legal remedies available to the Company if these laws and regulations are excessive and overreaching
(see Item 3 "Legal Proceedings" for a discussion of the Florida Litigation). It is not possible to predict the nature of any further legislation or regulation that might ultimately be adopted or its effects upon the future operations of Coastal Caribbean or Coastal Petroleum.

                  (xiii)   Number of Persons Employed by Registrant.
                           ----------------------------------------

                           The Company  currently has two  employees.  The
Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it is more cost effective than employing a larger full timestaff.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  (1)      Identifiable Assets.
                           -------------------

                           All of the Company's assets are located in the United
States.  See Item 1(a) "General Development of Business."

                           Since the  Company is a  development  stage  company,
the balance of the information required under this paragraph is not applicable to the Company. See Item 8.

                  (2)      Risks Attendant to Foreign Operations.
                           -------------------------------------

                           Not applicable.

                  (3) Data which are not Indicative of Current or Future Operations.
                           ----------------------------------------------------

                           Not applicable.

The following graphic presentation has been omitted, but the following is a description of the omitted material:



             Map showing Coastal Lease Areas in the State of Florida


Item 2.  Properties

Properties

         The discussion herein relating to the Company's properties is qualified in its entirety by the discussion in Item 3 "Legal Proceedings" relating to the Florida Litigation.

         Coastal Petroleum, a Florida corporation, holds certain working interests in nonproducing oil, gas and mineral leases covering approximately 1,250,000 acres, and a royalty interest in approximately 2,450,000 acres, in and offshore the State of Florida. No commercial oil or gas discoveries have been made on the properties covered by these leases and Coastal Petroleum has no proved reserves of oil or gas and has had no significant production. At December 31, 2000, the amount of unproved oil, gas and mineral properties totaled $4.8 million, which costs the Company expects to recover.

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

         Under the 1976 settlement agreement with the Trustees, the three leases have a term of 40 years beginning from January 6, 1976 and require the payment of an annual rental of $59,247, if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. Further, the settlement agreement provides that the drilling requirements shall be governed by Chapter 20680, Laws of Florida, Acts of 1941, and that all other drilling requirements are waived. Under the 1941 Act, a lessee is required to drill at least one test well on lands leased in each five-year period under the term of the lease. Coastal Petroleum believes it is current in fulfilling its drilling requirements. Drilling requirements of Lease 224-A have been satisfied through the five year obligation period ended August 2, 2004. The State of Florida has refused Coastal Petroleum the right to drill on Lease 248 since August 10, 1986. Drilling requirements of Lease 224-B had been satisfied through the five year obligation period ended October 31, 2000. On July 21, 2000, Coastal Petroleum filed applications for permits to drill a series of shallow test wells on Lease 224-B which were completed prior to October 31, 2000.

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2000:

                    Current                   Current                 Current
                    Working                   Royalty                 Annual
Lease              Interest                  Interest                 Rental
-----              --------                  --------                 ------
224-A and 224-B      800,000                2,250,000                $39,261
248                  450,000                  200,000                 19,986
                  ----------               ----------               --------
                   1,250,000                2,450,000                $59,247
                   =========                =========                =======




                Acreage under lease at December 31, 2000

                           Gross Acres (*)                    Net Acres (**)
                 -------------------------------  ------------------------------
                     Undeveloped      Developed      Undeveloped      Developed
                     -----------      ---------      -----------      ---------
Working interest        1,250,000        -0-           1,250,000         -0-
Royalty interest        2,450,000        -0-             153,125         -0-
                        ---------       -----           --------        -----
    Total               3,700,000        -0-            1,403,125        -0-
                        =========    ============       =========    ===========

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

(5)      Undeveloped Acreage.
         -------------------

         The Company's undeveloped acreage as of December 31, 2000 was as follows:

                                 Gross Acres           Net Acres

          Working Interest         1,250,000           1,250,000
          Royalty Interest         2,450,000             153,125
                                   ---------            --------
          Total                    3,700,000           1,403,125
                                   =========           =========

(6)       Drilling Activity.
          -----------------

         On July 21, 2000, Coastal Petroleum filed applications for permits to drill a series of shallow test wells on Lease 224-B Coastal Petroleum which were completed prior to October 31, 2000.
 .
 (7)      Present Activities.
          ------------------

          None

 (8)      Delivery Commitments.

          None.
Item 3.           Legal Proceedings

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 2000, the Company actively pursued the Florida Litigation.

Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants. Lease Taking Case.

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A .

     On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. A hearing on that motion is scheduled to be held by the court on March 29, 2001.

     On March 5, 2001, the State filed a Motion to Dismiss Coastal Petroleum's complaint. A hearing on that motion is scheduled to be held by the court on April 26, 2001.

Coastal Petroleum Company v. State Department of Environmental Protection,(Case No. 98-1998, First District Court of Appeal). Drilling Permit Litigation.

         In 1992, Coastal Petroleum applied to the Florida Department of Environmental Protection (the "DEP") for a permit to drill an exploratory oil and gas well off Apalachicola, Florida. The proposed well would be located in an area included within Lease 224-A. The DEP subsequently denied the application for issuance of a drilling permit for various reasons and imposed a $1.9 billion bond. Coastal Petroleum appealed the actions of the DEP to the Florida First District Court of Appeal ("Court of Appeal"). After two decisions by the Court of Appeal in favor of Coastal Petroleum, the Florida Supreme Court in July 1996 denied the DEP's petition to review an April 1996 Court of Appeal decision. The Florida Supreme Court had also refused to review an earlier Court of Appeal decision.

         On August 16, 1996, the DEP notified Coastal Petroleum that it was prepared to issue the drilling permit subject to Coastal Petroleum publishing a Notice of Intent to Issue ("Notice") the permit. The Notice allowed interested parties to request administrative hearings on the permit.

         On May 28, 1997, the Oil and Gas Drilling Bill (SB550) was enacted in Florida. The legislation requires that a surety be based on the projected cleanup costs and possible natural resource damage associated with offshore drilling as estimated by the DEP and as established by the Administration Commission (the "Commission") which is comprised of the Governor of Florida and the Cabinet. Previously, the required surety was satisfied by a payment of $4,000 to the Mineral Trust Fund in the first year, with a maximum $30,000 per year and a payment of $1,500 per well for each subsequent year. On September 9, 1997, the State of Florida set a new surety amount of $4.25 billion as a precondition for the issuance of the drilling permit.

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

         On May 22, 1998, the DEP denied the permit to Coastal Petroleum to drill an offshore exploration well near St. George's Island. Coastal Petroleum appealed both the denial of the permit by the DEP and the imposition of the surety to the Court of Appeal.

         On October 6, 1999, the Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a "taking" was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A .

Coastal Petroleum Company v. State of Florida, Department of Environmental Protection (DOAH Case Nos. 98-1901-1912). (DCA Case 1999-2112) and Other Permit Applications.

         On February 25, 1997 Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. The decision of the administrative law judge was affirmed by the First District Court of Appeal on February 29, 2000.

         In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.


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

         The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not insulate the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2, 1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims.

         On May 10, 2000, the State filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Counsel

         The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain is Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord is the lead attorney for Gaylord Merlin. Mr. Gaylord, age 54, has extensive experience in eminent domain and property rights matters. He is a 1969 graduate of the United States Military Academy and a 1974 graduate of the University of Florida Law School.

         In addition, Mr. Robert J. Angerer of Angerer & Angerer of Tallahassee, Florida is assisting Gaylord Merlin in the litigation. Mr. Angerer, age 54, is a 1969 graduate of the University of Michigan and received his law degree with high honors from Florida State University in 1974.

Statutory Attorneys' Fees

         Chapter 73 of Florida law provides in eminent domain proceedings (which would include Coastal Petroleum's taking claim) that, in addition to the award made to the property owner, the court shall award attorneys' fees based on the difference between the final judgment or settlement and the first written offer made to the property owner by the State in accordance with the following schedule:

         1.       Thirty-three percent of any difference up to $250,000; plus
         2. Twenty-five percent of any portion of the difference between $250,000 and $1 million; plus
         3.       Twenty percent of any portion of the difference exceeding
                  $1 million.

Contingency Fees

         Coastal Petroleum has agreed to pay an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation to the following:

              Holder                              Percentage
              ------                              ----------
       Reasoner, Davis & Fox                            2.00
         Robert J. Angerer                              1.50
         Benjamin W. Heath                              1.25
          Phillip W. Ware                               1.25
        Murtha Cullina LLP                              1.00
      Ausley & McMullen, P.A.                            .75
          James R. Joyce                                 .30
        Arthur B. O'Donnell                              .30
         James J. Gaughran                               .30
                                                         ---
               Total                                    8.65
                                                        ====

         In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee equal to the greater of:

         (b) approximately 90% of the statutory award of attorneys' fees (discussed above), less the hourly fees paid to Gaylord Merlin, or

         (b) ten percent of the first $100 million or portion thereof of the compensation received by Coastal Petroleum from the State as compensation for the taking of its property, plus five percent of such compensation in excess of $100 million, less the hourly fees paid to Gaylord Merlin and other costs of the litigation.


Uncertainty

         At December 31, 2000, the amount of unproved oil, gas and mineral properties totaled $4.8 million, which costs the Company expects to recover. However, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.


Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Executive Officers of the Company

          The following information with respect to the executive officers of the Company is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                                                       Other Positions
                                      Office            Length of Service               Held With The
          Name         Age             Held               as an Officer                   Company
          ----         ---           --------        -----------------------         ------------------

Benjamin W. Heath      86            President             Since 1953      Director

Phillip W. Ware        51         Vice President           Since 1982      Director, President of Coastal
Petroleum

James R. Joyce         60 Treasurer, Assistant Secretary   Since 1994      Secretary/Treasurer of Coastal
Petroleum                   and Chief Financial Officer

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

                                     PART II

Item 5.  Market for the Company's Common Stock and Related
                  Stockholder Matters

         (a)      Market Information.

         The principal market for the Company's common stock is the Boston Stock Exchange under the symbol CCO. The common stock is also traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF.OB. The quarterly high and low closing prices on the Boston Stock Exchange during the last two years were as follows:
-------------------------------------------------------------------------------

2000       1st quarter      2nd quarter      3rd quarter       4th quarter
----       -----------      -----------      -----------       -----------

High          1.19             1.19             2.50              1.13
Low           0.88             0.53             1.00              0.69
-------------------------------------------------------------------------------

1999       1st quarter      2nd quarter      3rd quarter       4th quarter
----       -----------      -----------      -----------       -----------

High          1.88             2.00             1.81              2.06
Low           1.00             1.50             1.31              1.06
-------------------------------------------------------------------------------

         (b)      Holders.

         The approximate number of record holders of the Company's common stock at March 9, 2001 was approximately 9,000.

         (c)      Dividends.

         The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the accumulated deficit of $28,747,000 at December 31, 2000 and to finance our operations.

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

(d)      Recent Sales of Unregistered Securities.

         None.

Item 6.  Selected Consolidated Financial Information

         The following selected consolidated financial information for the Company insofar as it relates to each of the five years in the period ended December 31, 2000 has been extracted from the Company's consolidated financial statements.



                                           2000             1999             1998             1997            1996
                                            ($)              ($)              ($)             ($)              ($)

Net loss                                 (1,386,000)      (1,105,000)      (1,155,000)      (1,611,000)     (1,148,000)
                                         ===========      ===========      ===========      ===========     ===========

Common stock shares outstanding          40,844,000       40,056,000       40,056,000       40,056,000      37,478,000
                                         ==========       ==========       ==========       ==========      ==========
(average)

Net loss per share (basic and diluted)         (.03)            (.03)            (.03)            (.04)           (.03)
                                               ====             ====             =====            =====           =====

Cash   and  cash   equivalents   and
marketable securities                     2,959,000        1,042,000        2,181,000        3,749,000       5,789,000
                                          =========        =========        =========        =========       =========


Unproved oil, gas and, mineral
properties (full cost method)
                                          4,808,000        4,760,000        4,736,000        4,395,000       3,944,000
                                          =========        =========        =========        =========       =========


Total assets                              8,160,000        6,207,000        7,311,000        8,462,000      10,021,000
                                          =========        =========        =========        =========      ==========

Shareholders' equity:
  Common stock                            5,216,000        4,807,000        4,807,000        4,807,000       4,805,000
  Capital in excess of par value         31,498,000       28,693,000       28,693,000       28,693,000      28,443,000
  Accumulated deficit                   (28,747,000)     (27,362,000)     (26,256,000)    (25,102,000)     (23,490,000)
                                        ------------     ------------     ------------    ------------     ------------
Total shareholders' equity                7,967,000        6,138,000        7,244,000        8,398,000       9,758,000
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

                              Short Term Liquidity

         At December 31 2000, Coastal Caribbean had approximately $3 million of cash and cash equivalents and marketable securities available and this amount should be sufficient to fund the Company's operations in the year 2001. These funds are expected to be used for general corporate purposes, including any required exploration and development and to continue the litigation against the State of Florida.


                               Long Term Liquidity

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial. If the litigation is prolonged, the Company may be required to seek additional financing.


(2)      Results of Operations

         The Company has never had substantial revenues and has operated at a loss each year since its inception in 1953. The Company has been involved in litigation since 1968 and its total Florida Litigation related expenses have been approximately $1.6 million during the three years ended December 31, 2000.




2000 vs. 1999

         The Company recorded a loss of $1,386,000 for 2000, compared to a loss of $1,105,000 in 1999.

         Interest income and other income increased 13% to $63,000 in 2000 from $55,000 in 1999 because more funds were available for investment during 2000 after the Company's sale of common stock was completed in October 2000.

         Legal fees and costs increased 56% in 2000 to $634,000 compared to $405,000 in 1999 because in 2000 the Company prepared its complaint to file in the Florida Circuit Court to claim that the Company's Lease 224-A had been taken by the State of Florida. The Company also recorded a noncash charge to legal expense in the amount of $75,000 in connection with the issuance of a stock option grant in 2000.

         Administrative expenses increased 13% during 2000 to $535,000 compared to $474,000 in 1999. During December 1999, the Company increased its Directors and Officers liability insurance coverage from $6.2 million to $12.2 million which increased insurance costs.

         Salaries decreased 4% to $152,000 during 2000 compared to $158,000 during 1999. An employee who has not been replaced left the Company during 1999.

         Shareholder communications increased 5% from $103,000 in 1999 to $108,000 in 2000 because of the cost of various listing fees.

         Exploration costs decreased 6% from $21,000 in 1999 to $20,000 in 2000.
These  miscellaneous   exploration  expenses  do  not  include  the  exploration
expenditures totaling $48,000 that were capitalized in 2000 ($24,000 in 1999).

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


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $2.8 million, the fair value was $2.8 million and the face value was $2.8 million. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2000 and for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the period from January 31, 1953 (inception) to December 31, 2000 and for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                  /s/ Ernst & Young LLP



Stamford, Connecticut
March 1, 2001


                                          COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                  (A Bermuda Corporation)
                                                A Development Stage Company

                                                CONSOLIDATED BALANCE SHEETS
                                                (Expressed in U.S. dollars)

                                                                                        December 31,
                                                                          -----------------------------------------
                                                                                 2000                   1999
                                                                          -----------------------------------------
                                ASSETS

Current assets:

  Cash and cash equivalents                                                     $  2,958,674          $     651,124
  Interest and accounts receivable                                                    41,520                 25,583
  Prepaid expenses                                                                   323,897                352,089
                                                                                  ----------             ----------
          Total current assets                                                     3,324,091              1,028,796
                                                                                   ---------              ---------

Marketable securities                                                                      -                390,941
Unproved oil, gas and mineral properties (full cost
  method)                                                                          4,807,722              4,759,532
  Other                                                                               27,866                 27,445
                                                                                ------------           ------------
Total assets                                                                    $  8,159,679           $  6,206,714
                                                                                ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
&lt;&lt;
Current liabilities:
  Accrued liabilities                                                                193,176         $       68,424
                                                                                ------------         --------------

Minority interests                                                                         -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 43,468,329 and 40,056,358  shares                                5,216,199              4,806,763
  Capital in excess of par value                                                  31,497,362             28,693,033
                                                                                  ----------             ----------
                                                                                  36,713,561             33,499,796
  Deficit accumulated during the development stage                               (28,747,058)           (27,361,506)
                                                                                 ------------           ------------
Total shareholders' equity                                                         7,966,503              6,138,290
                                                                               -------------          -------------
Total liabilities and shareholders' equity                                      $  8,159,679           $  6,206,714
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                                              For the
                                                                                                            period from
                                                                                                           Jan. 31, 1953
                                                                                                            (inception)
                                                          Year ended December 31,                                to
                                               2000                 1999                 1998              Dec. 31, 2000
                                             -----------      -----------------     --------------      -----------------
Interest and other income                    $  62,544            $  55,275           $  167,178         $  3,791,123
                                             ---------            ---------           ----------         ------------

Expenses:
  Legal fees and costs                         633,521              405,380              501,708           13,010,513
  Administrative expenses                      535,325              474,027              495,161            7,873,661
  Salaries                                     151,800              157,550              161,000            3,220,628
  Shareholder communications                   107,852              102,825              132,924            3,779,632
  Exploration costs                             19,598               20,954               31,066              824,212
  Lawsuit judgments                                  -                    -                    -            1,941,916
  Minority interests                                 -                    -                    -             (632,974)
  Other                                              -                    -                    -              364,865
  Contractual services                               -                    -                    -            2,155,728
                                          --------------     ----------------     ----------------          ---------
                                             1,448,096            1,160,736            1,321,859           32,538,181
                                             ---------            ---------            ---------           ----------

Net loss                                   $(1,385,552)         $(1,105,461)         $(1,154,681)
                                           ============         ============         ============

Deficit accumulated during the
  development stage                                                                                      $(28,747,058)
                                                                                                          ============

Net loss per share  based on  average
  number of shares  outstanding  during
  the period:
    Basic and diluted EPS                     $(.03)               $(.03)               $(.03)
                                              ======               ======               ======

Average number of shares outstanding
    (basic and diluted)                     40,843,736           40,056,358           40,056,358
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                                 For the period from
                                                                                                                     Jan. 31, 1953
                                                                                                                      (inception)
                                                                           Year ended December 31,                         to
                                                                  2000              1999              1998           Dec. 31, 2000

Net loss                                                         $(1,385,552)      $(1,105,461)     $(1,154,681)       $(28,747,058)
                                                                 -----------       -----------      -----------        ------------
Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Minority interest                                                      -                 -                -            (632,974)
    Exploration and other                                                  -                 -                -             755,974
    Compensation recognized for stock option grant                    75,000                 -                -              75,000
    Net change in:
     Accounts receivable                                             (15,937)           27,051           24,668             (41,520)
     Prepaid expenses                                                 28,192           (37,809)        (100,440)           (323,897)
     Current liabilities                                             124,752             1,125            3,324             193,176
     Other                                                              (421)             (247)            (433)            471,040
                                                                 ------------       -----------     ------------      -------------
Net cash used in operating activities                             (1,173,966)       (1,115,341)      (1,227,562)        (28,250,259)
                                                                  -----------       -----------      -----------        ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    Net of assets acquired for common stock                          (48,190)          (23,913)        (340,487)         (4,807,722)
  Marketable securities (net)                                        390,941         1,737,898        1,304,196                   -
  Reimbursement of lease rentals and
    Other expenses                                                         -                 -                -           1,243,085
  Purchase of fixed assets                                                  -                                  -            (61,649)
                                                                    ---------     ------------     ------------        ------------
                                                                                             -
Net cash provided by (used in) investing
 activities                                                          342,751         1,713,985          963,709          (3,626,286)
                                                                     -------         ---------       ----------          -----------

Financing activities:
  Sale of common stock net of  expenses                            3,138,765                 -                -          29,480,970
  Shares issued upon exercise of options                                   -                 -                -             884,249
  Sale of shares by subsidiary                                             -                 -                -             750,000
  Sale of subsidiary shares                                                                                               3,720,000
                                                                 -----------    -------------   ----------------         -----------
                                                                           -                 -                -
Net cash provided by financing activities                          3,138,765                                             34,835,219
                                                                   ---------   ---------------- ----------------         ----------
                                                                                             -                -
Net increase (decrease) in cash and cash
  equivalents                                                      2,307,550           598,644         (263,853)          2,958,674
Cash and cash equivalents at beginning of
  period                                                             651,124            52,480          316,333                   -
                                                                   ---------         ---------        ---------       -------------
Cash and cash equivalents at end of period                      $  2,958,674        $  651,124        $  52,480        $  2,958,674
                                                                ============        ==========        =========        ============



                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
      For the period from January 31, 1953 (inception) to December 31, 2000

                                                                                                                       Capital in
                                                                       Number of                 Common                  Excess
                                                                         Shares                  Stock                of Par Value
Shares issued for net assets and unrecovered costs
   at inception                                                          5,790,210              $  579,021             $ 1,542,868
Sales of common stock                                                   26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options                               510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                             54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                               84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                               95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                                -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                               -                      -                 117,025
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1990                                            33,363,632               4,003,636              19,395,084
Sale of subsidiary shares                                                         -                      -                 300,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1991                                            33,363,632               4,003,636              19,695,084
Sale of subsidiary shares                                                         -                      -                 390,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1992                                            33,363,632               4,003,636              20,085,084
Sale of subsidiary shares                                                         -                      -               1,080,000
                                                                 ------------------       ----------------             -----------
Balance at December 31, 1993                                            33,363,632               4,003,636              21,165,084
Sale of subsidiary shares                                                         -                      -                 630,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1994                                            33,363,632               4,003,636              21,795,084
Sale of subsidiary shares                                                         -                      -                 600,000
                                                                 ------------------       ----------------            ------------
Balance at December 31, 1995                                            33,363,632               4,003,636              22,395,084
Sale of common stock                                                     6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                        -                       -                 480,000
Exercise of stock options                                                   10,000                   1,200                  12,300
                                                                     -------------            ------------           -------------
Balance at December 31, 1996                                            40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                        -                       -                 240,000
Exercise of stock options                                                   10,000                   1,200                  10,050
                                                                     -------------            ------------           -------------
Balance at December 31, 1997,1998 and 1999                              40,056,358               4,806,763              28,693,033
Sale of common stock                                                     3,411,971                 409,436               2,729,329
Compensation recognized for stock option grant                                   -                       -                75,000
                                                                      -------------           ------------            ------------
Balance at December 31, 2000                                          $ 43,468,329             $ 5,216,199            $ 31,497,362
                                                                      =============           ============            ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

Cash and cash equivalents

         The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                         December 31,
                                   ---------------            ---------------
                                          2000                       1999
Cash                                  $  159,834                   $ 59,061
Short term investments                 2,798,840                    592,063
                                     -----------                  ---------
                                      $2,958,674                   $651,124
                                      ==========                   ========


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

Unproved oil and gas properties

         The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized. Since the Company's properties are undeveloped and nonproducing, and the subject of litigation capitalized costs are not being amortized.

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

Earnings (loss) per share

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

         The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors. If fully exercised, that entitlement would leave Lykes with about 15% of Coastal Caribbean's outstanding shares. Lykes also has the right to exchange Coastal Petroleum shares for overriding royalty interests in Coastal Petroleum's properties. If Lykes were to exchange its 26.7% interest in Coastal Petroleum for a royalty interest, its overriding royalty interest in Coastal Petroleum's working-interest acreage would be 3.3%.

         As of December 31, 2000 and 1999, Coastal Petroleum shares were owned as follows:

                                                 Shares                    %
                                                 ------                  ------
         Coastal Caribbean                         173                    59.3
         Lykes                                      78                    26.7
         Others                                     41                    14.0
                                                  ----                  ------
                                                   292                   100.0
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

         The two leases bordering the Gulf Coast have been divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area. Coastal Petroleum has certain royalty interests in the inner area, no interest in the middle area and a 100% working interest in the outside area.

         Coastal Petroleum also has a 100% working interest in Lake Okeechobee, and a royalty interest in other areas. Coastal Petroleum has agreed not to conduct exploration, drilling, or mining operations on said lake, except with prior approval of the Trustees.

         The three leases have a term of 40 years from January 6, 1976 and require the payment of annual lease rentals of $59,247, if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. The drilling requirements are governed by Chapter 20680, Laws of Florida, Acts of 1941. The Company is current in fulfilling its drilling requirements.

         The working interest areas of the three leases are subject to royalties payable to the Trustees of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulfur and 13/600ths as to other minerals.

         During 2000, the Company capitalized approximately $48,000 ($24,000 in 1999 and $340,000 in 1998) under a program to identify potential drilling prospects. The amount of 2001 expenditures, if any, will depend on the outcome of the Florida litigation.

         The following is a summary of the cost of unproved oil, gas and mineral properties, accounted for under the full cost method, all of which are located in Florida:

                                                       2000            1999
Lease acquisition costs                             $   914,619     $   914,619
Lease and royalty costs (principally legal fees)        591,616         591,616
Lease rentals                                         2,507,020       2,447,774
Dry hole costs                                          587,987         587,987
Other exploratory expenses                            1,229,316       1,240,372
Salaries                                                466,983         466,983
                                                   ------------    ------------
                                                      6,297,541       6,249,351
                                                    -----------     -----------
Deduct:
  Reimbursement for lease rentals and other expenses  1,229,316       1,243,086
  Proceeds from relinquishment of surface rights        246,733         246,733
                                                   ------------    ------------
                                                      1,489,819       1,489,819
                                                    -----------     -----------
    Total unproved oil, gas and mineral properties   $4,807,722      $4,759,532
                                                     ==========      ==========


5.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (the "Florida Litigation") now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

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

Lease Taking Case

         On June 26, 2000, the First District Court of Appeal affirmed an earlier ruling that the Florida Department of Environmental Protection (DEP) could deny Coastal Petroleum a permit to drill an exploratory well about nine miles south of St. George Island in the Florida Panhandle. While the appeals court held that the DEP could take such action on the basis of a compelling public purpose in not allowing offshore oil and gas drilling in Florida, the court also found that the DEP's action would be unconstitutional "if just compensation is not paid for what is taken."

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A .

     On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. A hearing on that motion is scheduled to be held by the court on March 29, 2001.

     On March 5, 2001, the State filed a Motion to Dismiss Coastal Petroleum's complaint. A hearing on that motion is scheduled to be held by the court on April 26, 2001.

Royalty Taking Case

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

         The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not insulate the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2, 1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims.

         On May 10, 2000, the State filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Counsel

         The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain is Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr.
Cary Gaylord will be the lead attorney for Gaylord Merlin. In addition, Mr. Robert J. Angerer of Angerer & Angerer of Tallahassee, Florida is assisting Gaylord Merlin in the litigation.

Statutory Attorneys' Fees

         Chapter 73 of Florida law provides in eminent domain proceedings (which would include Coastal Petroleum's taking claim) that, in addition to the award made to the property owner, the court shall award attorneys' fees based on the difference between the final judgment or settlement and the first written offer made to the property owner by the State in accordance with the following schedule:

         1.       Thirty-three percent of any difference up to $250,000; plus
         2. Twenty-five percent of any portion of the difference between $250,000 and $1 million; plus
         3.       Twenty percent of any portion of the difference exceeding
                  $1 million.

Contingency Fees

         Coastal Petroleum has agreed to pay an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation to various law firms and current of former officers of the Company

         In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee equal to the greater of:

         (b) approximately 90% of the statutory award of attorneys' fees (discussed above), less the hourly fees paid to Gaylord Merlin, or

         (b) ten percent of the first $100 million or portion thereof of the compensation received by Coastal Petroleum from the State as compensation for the taking of its property, plus five percent of such compensation in excess of $100 million, less the hourly fees paid to Gaylord Merlin and other costs of the litigation.

Uncertainty

         At December 31, 2000, the amount of unproved oil, gas and mineral properties totaled $4.8 million, which costs the Company expects to recover. However, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail on any of the issues set forth above, that they will recover compensation for any of their claims, or that a drilling permit will be granted. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, no assurance can be given that Coastal Caribbean or Coastal Petroleum will have sufficient financial resources to survive until such decisions become final or to drill any wells for which permits are received. There is also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.


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

         On October 23, 2000, the Company completed the sale of 3,411,971 shares of its common stock to its shareholders at $1.00 per share. The net proceeds to the Company were $3,138,765 after deducting the $273,206 cost of the offering.

         The following represents shares issued upon sales of common stock:

                  Number of                                   Capital in Excess
                   Shares                  Capital Stock         of Par Value
                ------------               -------------    --------------------
   1953            300,000                   $ 30,000            $ 654,000
   1954             53,000                      5,300              114,265
   1955             67,000                      6,700              137,937
   1956             77,100                      7,710              139,548
   1957             95,400                      9,540              152,492
   1958            180,884                     18,088              207,135
   1959            123,011                     12,301              160,751
   1960            134,300                     13,430              131,431
   1961            127,500                     12,750               94,077
   1962              9,900                        990                8,036
   1963            168,200                     23,548               12,041
   1964            331,800                     46,452               45,044
   1965            435,200                     60,928              442,391
   1966            187,000                     26,180              194,187
   1967            193,954                     27,153              249,608
   1968             67,500                      9,450              127,468
   1969              8,200                      1,148               13,532
   1970            274,600                     32,952              117,154
   1971            299,000                     35,880               99,202
   1972            462,600                     55,512              126,185
   1973            619,800                     74,376              251,202
   1974            398,300                     47,796               60,007
   1975                  -                          -              (52,618)
   1976                  -                          -               (8,200)
   1977            850,000                    102,000            1,682,706
   1978             90,797                     10,896              158,343
   1979          1,065,943                    127,914            4,124,063
   1980            179,831                     21,580              826,763
   1981             30,600                      3,672              159,360
   1983          5,318,862                    638,263            1,814,642
   1985                  -                          -              (36,220)
   1986          6,228,143                    747,378            2,178,471
   1987          4,152,095                    498,251            2,407,522
   1990          4,298,966                    515,876               26,319
   1996          6,672,726                    800,727            5,555,599
   2000          3,411,971                    409,436            2,729,329
                 ---------                    -------            ---------
               $36,914,183                 $4,434,177          $25,103,772
               ===========                 ==========          ===========

         The following represents shares issued upon exercise of stock options:

 1955               73,000                    $ 7,300             $175,200
 1978                7,000                        840                6,160
 1979              213,570                     25,628              265,619
 1980               76,830                      9,219              125,233
 1981              139,600                     16,752              227,548
 1996               10,000                      1,200               12,300
 1997               10,000                      1,200               10,050
                  --------                  ---------           ----------
                   530,000                    $62,139             $822,110
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

         During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock and recorded a charge to legal expense in the amount of $75,000 for the issuance 100,000 options to legal counsel. Options are normally immediately vested and exercisable. The following table summarizes stock option activity:


Options outstanding                                Number of Shares     Exercise Price ($)
-------------------                                ----------------     ------------------
Outstanding and exercisable at December 31, 1997        362,000                1.13
     Granted                                            225,000                2.625
                                                        -------
Outstanding and exercisable at December 31, 1998        587,000             1.13-2.625
     Expired                                           (60,000)                1.13
                                                       -------=
Outstanding and exercisable at December 31, 1999        527,000             1.13-2.625
     Expired                                           (302,000)              . 1.13
     Granted                                            700,000                 .91
                                                        -------
Outstanding and exercisable at December 31, 2000        925,000             .91 -2.625
                                                        =======
                                                                    (1.33 weighted average)

Available for grant at December 31, 2000                 55,000
----------------------------------------                 ======

Summary of Options Outstanding at December 31, 2000

Year Granted    Number of Shares           Expiration Date     Exercise Prices $
------------    ----------------           ---------------     -----------------
Granted 1998        225,000                 May 19, 2003               2.625
Granted 2000        700,000                 Mar. 22, 2010               .91
                    -------
Total               925,000
                    =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: 1998 risk free interest rate - 5.45%, expected life
- 5 years, expected volatility - .707 and expected dividend - 0 and in 2000 risk free interest rate - 6.66%, expected life - 10 years, expected volatility - .741 and expected dividend - 0.

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                             Amount                   Per Share
Net loss as reported - December 31, 1998    $(1,154,681)                 $(.03)
Stock option expense                           (369,000)                  (.01)
                                            ------------                  -----
Pro forma net loss                          $(1,523,681)                 $(.04)
                                            ============                 ======

Net loss as reported - December 31, 2000    $(1,385,552)                 $(.03)
Stock option expense                           (450,000)                  (.01)
                                            ------------                  -----
Pro forma net loss                          $(1,835,552)                 $(.04)
                                            ============                 ======

8.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state income tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $12,133,000 at December 31, 2000 ($12,077,000 at December 31, 1999) and expire in varying amounts from 2001 through 2020. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company's deferred tax assets were as follows:

                                                  2000                1999
                                                  ----                ----
Net operating losses                             $4,720,000          $4,544,000
Deferred intercompany interest deduction          1,453,000           1,109,000
                                                -----------         -----------
Total deferred tax assets                         6,173,000           5,653,000
Valuation allowance                              (6,173,000)         (5,653,000)
                                                 -----------         -----------
Net deferred tax assets                          $         -         $         -
                                                 ===========         ===========

9.       Related parties

         G&O'D INC provides accounting and administrative services and office facilities and support staff to the Company. G&O'D INC is owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. During 2000, 1999 and 1998, G&O'D billed fees of $155,440, 144,495, and $160,764, respectively.



                                     PART II

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                  None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company relative to the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

         (a)      (1)      Financial Statements.
                           --------------------

                           The financial statements  listed  below and  included
under Item 8 above are filed as part of this report.

                                                                                              Page

Report of Independent Auditors                                                                 25

Consolidated balance sheets at December 31, 2000 and 1999                                      26

Consolidated  statements  of  operations  for the period  from  January 31, 1953
  (inception) to December 31, 2000 and for each of the three years in the
  period ended December 31, 2000                                                               27

Consolidated  statements  of cash flows for the period  from  January  31,  1953
  (inception) to December 31, 2000 and for each of the three years in the
  period ended December 31, 2000                                                               28

Consolidated  statements  of common stock and capital in excess of par value for the period from January 31, 1953 (inception)
  to December 31, 2000                                                                         29

Notes to consolidated financial statements                                                     30

                  (2)      Financial Statement Schedules.
                           -----------------------------

                           All  schedules  have been omitted since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

         (b)      Reports on Form 8-K.
                  ----------------------------
                  None

         (c)      Exhibits.
                  --------
                  The following exhibits are filed as part of this report:


Item Number

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.
                  -------------------------------------------------------------

                  Not applicable.

         3.       Articles of incorporation and By-Laws.

                  (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit
                           3. (a) to  Report  on Form  10-K  for the year  ended
                           December   31,   1998  is   incorporated   herein  by
                           reference.

                  (b) Bye-laws are incorporated by reference to Schedule 14(a) Proxy Statement filed on May 13, 1997.

         4. Instruments defining the rights of security holders, including indentures.
                  --------------------------------------------------------------

                  Not applicable.

         9.       Voting trust agreement.
                  ----------------------

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

                  (b)      Drilling  Lease No. 224-B,  as modified,  between the
                           Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein be reference.

                  (c) Drilling Lease No. 248, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (d) Memorandum of Settlement dated January 6,1976 between Coastal Petroleum Company and the State of Florida filed as Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

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

                  (i) Complaint filed January 16, 2001 in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal
                           Improvement Fund, Defendants, is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on January 18, 2001.

         11.      Statement re: computation of per share earnings.
                  -----------------------------------------------

                  None.

         12.      Statement re: computation of ratios.
                  -----------------------------------

                  Not applicable.

         13.      Annual report to security holders, Form 10-Q or quarterly
                  ----------------------------------------------------------
                  report to security holders.
                  ---------------------------

                  Not applicable.

         16.      Letter re: change in certifying accountant.
                  ------------------------------------------

                  Not applicable.


         18.      Letter re: change in accounting principles.
                  ------------------------------------------

                  Not applicable.

         21.      Subsidiaries of the registrant.
                  ------------------------------

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 59 1/4 % owned.

         22.      Published report regarding matters submitted to vote of
                  --------------------------------------------------------
                  security holders.
                  -----------------

                  Not applicable.

         23.      Consent of experts and counsel.
                  ------------------------------

                  Consent of Ernst & Young LLP is filed herein.

         24.      Power of attorney.
                  -----------------

                  Not applicable.

         99.      Additional exhibits.
                  -------------------

                  Not applicable.

         (d)      Financial Statement Schedules.
                  -----------------------------

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

                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                     (Registrant)

                                         By /s/ Benjamin W. Heath
                                            ------------------------------------
                                             Benjamin W. Heath, President and
                                             Chief Executive Officer


Dated:           March 12, 2001
        --------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ Benjamin W. Heath                    By        /s/James R. Joyce
   ----------------------------------------    ---------------------------------
    Benjamin W. Heath                                  James R. Joyce
    President, Director and Chief Executive            Treasurer and Chief
    Officer                                            Financial and Accounting
                                                       Officer

Dated:            March 12, 2001             Dated:      March 12, 2001
       -----------------------------------         ---------------------------


By /s/ Graham B. Collis                     By        /s/John D. Monroe
   ----------------------------------------  ----------------------------------
    Graham B. Collis                                   John D. Monroe
    Director                                           Director

Dated:            March 12, 2001             Dated:      March 12, 2001
       -----------------------------------         ---------------------------


By /s/ Phillip W. Ware                      By        /s/Nicholas B. Dill
   ---------------------------------------- -----------------------------------
    Phillip W. Ware                                    Nicholas B. Dill
    Director                                           Director

Dated:            March 12, 2001             Dated:      March 12, 2001
       -----------------------------------         -------------------------

By /s/ Timothy L. Largay
   ----------------------------------------
    Timothy L. Largay
    Director

Dated:            March 12, 2001
       -----------------------------------

                                INDEX TO EXHIBITS


Exhibit No.
----------


         23.      Consent of Ernst & Young LLP


                                   EXHIBIT 23




                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Stock Option plan of Coastal Caribbean Oils & Minerals, Ltd. of our report dated March 1, 2001, with respect to the consolidated financial statements of Coastal Caribbean Oils & Minerals, Ltd. in this Annual Report (Form 10-K) for the year ended December 31, 2000.



                                                 /s/ Ernst & Young LLP


Stamford, Connecticut
March 8, 2001