Form 10-Q
period 2001-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2001-05-08
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

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

               BERMUDA                                      NONE
 .................................             ..................................
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

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

         The number of shares outstanding of the issuer's single class of common stock as of May 7, 2001 was 43,468,329.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                            Page
                                                                         -----
         Consolidated balance sheets at March 31, 2001 and
         December 31, 2000                                                 3

         Consolidated statements of operations from January 31, 1953 (inception) to March 31, 2001 and for the three months ended
         March 31, 2001 and 2000                                           4

         Consolidated statements of cash flows from January 31, 1953 (inception) to March 31, 2001 and for the three months ended
         March 31, 2001 and 2000                                           5

         Notes to consolidated financial statements                        6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         9

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                 10

ITEM 6   Exhibits and Reports on Form 8-K                                  10

         Signatures                                                        11

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                               March 31,          December 31,
                                                                                  2001                2000
                                 ASSETS                                         (Unaudited)          (Note)

Current assets:
  Cash and cash equivalents                                                  $    2,422,863        $     2,958,674
  Accounts and interest receivable                                                   32,375                 41,520
  Prepaid expenses                                                                  290,071                323,897
                                                                               ------------           ------------
          Total current assets                                                    2,745,309              3,324,091
                                                                               ------------           ------------


Unproved oil, gas and mineral properties (full cost method)                       4,805,527              4,807,722

Other                                                                                27,949                 27,866
                                                                               ------------           ------------
Total assets                                                                   $  7,578,785           $  8,159,679
                                                                               ============           ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $     303,783         $      193,176
                                                                               ------------           ------------

Minority interests                                                                        -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 43,468,329 shares                                                 5,216,199              5,216,199
  Capital in excess of par value                                                 31,497,362             31,497,362
                                                                               ------------           ------------
                                                                                 36,713,561             36,713,561
  Deficit accumulated during development stage                                  (29,438,559)           (28,747,058)
                                                                               -------------          -------------
  Total shareholders' equity                                                      7,275,002              7,966,503
                                                                               ------------           ------------

Total liabilities, minority interests and shareholders' equity                 $  7,578,785           $  8,159,679
                                                                               ============           ------------

                                  Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)


                                                                                                      For the
                                                                                                    period from
                                                                                                   Jan. 31, 1953
                                                                 Three months ended                 (inception)
                                                                     March 31,                      to March 31,
                                                              2001                2000                  2001
                                                          ----------          ----------             ------------

Interest and other income                                 $   37,280          $    9,547             $  3,828,403
                                                          ----------          ----------             ------------

Expenses:
  Legal fees and costs                                       524,699             166,898               13,535,212
  Administrative expenses                                    150,404             150,131                8,024,065
  Salaries                                                    37,950              37,950                3,258,578
  Shareholder communications                                  15,248              27,373                3,794,880
  Exploration costs                                              480               2,543                  824,692
  Lawsuit judgments                                                -                   -                1,941,916
  Minority interests                                               -                   -                 (632,974)
  Other                                                            -                   -                  364,865
  Contractual services                                             -                   -                2,155,728
                                                          ----------          ----------             ------------
                                                             728,781             384,895               33,266,962
                                                          ----------          ----------             ------------

Net loss                                                   $(691,501)          $(375,348)
                                                          ===========         ===========

Deficit accumulated during
  development stage                                                                                  $(29,438,559)
                                                                                                     =============

Net loss per share (basic & diluted)                         $(.02)              $(.01)
                                                             ======              ======

Average number of shares
  Outstanding (basic & diluted)                           43,468,329          40,056,358
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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                        For the
                                                                                                      period from
                                                                                                     Jan. 31, 1953
                                                                       Three months ended             (inception)
                                                                            March 31,                to March 31,
                                                                       2001             2000              2001
                                                                     ----------       -----------    --------------
Operating activities:
Net loss                                                             $(691,501)        $(375,348)      $(29,438,559)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Compensation recognized for stock options grant                                       75,000             75,000
    Net change in:
       Accounts receivable                                               9,145            20,335            (32,375)
       Prepaid expenses                                                 33,826            50,919           (290,071)
       Current liabilities                                             110,607             6,910            303,783
       Other                                                               (83)             (168)           470,957
                                                                     ----------        ----------      ------------
Net cash used in operating activities                                 (538,006)         (222,352)       (28,788,265)
                                                                     ----------        ----------      -------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                              2,195             1,305         (4,805,527)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds from sale of marketable securities                                -           390,941                  -
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                     ----------        ----------      -------------
Net cash provided by (used in) investing activities                      2,195           392,246         (3,624,091)
                                                                     ----------        ----------      -------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         29,480,970
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                     -----------       ----------      ------------
Net cash provided by financing activities                                    -                 -         34,835,219
                                                                     -----------       ----------      ------------
Net (decrease) increase in cash and cash equivalents                  (535,811)          169,894          2,422,863
Cash and cash equivalents at beginning of period                     2,958,674           651,124                  -
                                                                    ----------       -----------       ------------
Cash and cash equivalents at end of period                          $2,422,863        $  821,018       $  2,422,863
                                                                    ==========        ==========       ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                 March 31, 2001


ITEM 1   -    Financial Statements
------        --------------------

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company ("Coastal Petroleum") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2.  Litigation

         On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties which aggregate approximately 3.8% on State Lease 224-A, the right to intervene on a limited basis in the taking lawsuit which was filed on January 16, 2001.

         On April 26, 2001, the Leon County Circuit trial judge denied the State of Florida's motions to dismiss the taking lawsuit which was filed on January 16, 2001.

Note 3.  Earnings (loss) per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        Results of Operation
              ---------------------------------------------------------------

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


                              Short Term Liquidity

         At March 31 2001, Coastal Caribbean had approximately $2.4 million of cash and cash equivalents available and this amount should be sufficient to fund the Company's operations in the year 2001. These funds are expected to be used for general corporate purposes, including any required exploration and development and to continue the litigation against the State of Florida.


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

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
------        Results of Operation
              ---------------------------------------------------------------

Results of Operations

Three month period ended March 31, 2001 vs. March 31, 2000

         The Company incurred a loss of $692,000 for the 2001 quarter, compared to a loss of $375,000 for the comparable 2000 quarter.

         Interest income and other income increased 290% from $10,000 in the 2000 quarter to $37,000 in the 2001 quarter because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

         Legal fees and costs increased 214% to $525,000 for the 2001 quarter, compared to $167,000 in the prior period. Legal fees and costs increased in the 2001 period because on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State's motions to dismiss the lawsuit. The Company expects that the cost of the litigation will be substantial.

         Administrative expenses did not change during the periods and remained at $150,000.

         Salaries did not change during the periods and remained at $38,000 in the 2001 quarter.

         Shareholder communications decreased 44% during the 2001 period to $15,000 compared to $27,000 in the 2000 period because of a timing difference between the periods in the mailing of the materials for the annual meeting of shareholders.

         Exploration costs decreased from $3,000 in the 2000 quarter to $500 in the 2001 quarter.

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities classified as cash and cash equivalents. At March 31, 2001, the carrying value of such investments was approximately $2.37 million, the fair value was $2.39 million and the face value was $2.4 million. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                                 March 31, 2000


ITEM 5   -    Other Information
------        -----------------

              On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties which aggregate approximately 3.8% on State Lease 224-A, the right to intervene on a limited basis in the taking lawsuit which was filed on January 16, 2001.

              On April 26, 2001, the Leon County Circuit trial judge denied the State of Florida's motions to dismiss the taking lawsuit which was filed on January 16, 2001.


ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On January 18, 2001, the Company filed a Current Report on Form 8-K to report the following:

               1. On January 16, 2001, Coastal Petroleum filed a lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-A.

               2. Mr. Timothy L. Largay was elected a director on January 15,
                  2001.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 March 31, 2001



                                   SIGNATURES
                                   ----------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                  ---------------------------------------
                                             Registrant
                                             ----------



Date:  May 8, 2001                  By  /s/ James R. Joyce
                                         ---------------------------------------
                                          James R. Joyce
                                          Treasurer and Chief Accounting and
                                          Financial Officer