Form 10-Q
period 2001-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2001-08-08
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2001
                               -------------------------------------------------

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

         BERMUDA                                                NONE
 ...............................                       ..........................
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

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

     The number of shares outstanding of the issuer's single class of common stock as of August 7, 2001 was 43,468,329.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                   FORM 10-Q

                                 JUNE 30, 2001

                               Table of Contents

                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements                                              Page
                                                                           -----

         Consolidated balance sheets at June 30, 2001 and
         December 31, 2000                                                    3

         Consolidated statements of operations from January 31, 1953 (inception) to June 30, 2001 and for the three and six months
         ended June 30, 2001 and 2000                                         4

         Consolidated statements of cash flows from January 31, 1953 (inception) to June 30, 2001 and for the six months ended
         June 30, 2001 and 2000                                               5

         Notes to consolidated financial statements                           6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk            10


                          PART II - OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders                  11

ITEM 6   Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                   FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                                June 30,          December 31,
                                                                                  2001                2000
                                 ASSETS                                         (Unaudited)          (Note)

Current assets:
  Cash and cash equivalents                                                   $   1,791,712          $   2,958,674
  Interest and accounts receivable                                                   19,034                 41,520
  Prepaid expenses                                                                  236,531                323,897
                                                                               ------------              ---------
          Total current assets                                                    2,047,277              3,324,091
                                                                               ------------              ---------


Unproved oil, gas and mineral properties (full cost method)                       4,805,527              4,807,722

Other                                                                                                       27,866
                                                                               ------------           ------------
Total assets                                                                   $  6,852,804           $  8,159,679
                                                                               ============           ============

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $    178,002           $    193,176
                                                                               ------------           ------------

Minority interests                                                                        -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 43,468,329 shares                                                 5,216,199              5,216,199
  Capital in excess of par value                                                 31,497,362             31,497,362
                                                                               ------------             ----------
                                                                                 36,713,561             36,713,561
  Deficit accumulated during development stage                                  (30,038,759)           (28,747,058)
                                                                               -------------           ------------
  Total shareholders' equity                                                      6,674,802              7,966,503
                                                                               ------------           ------------

Total liabilities, minority interests and shareholders' equity                 $  6,852,804           $  8,159,679
                                                                               ============           ------------

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

                     CONSOLIDATED STATEMENTS OF OPERATIONS>

                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                                          For the
                                                                                                                        period from
                                                                                                                       Jan. 31, 1953
                                                                                                                        (inception)
                                                                                                                         to June 30,
                                         Three months ended June 30,                Six months ended June 30,               2001
                                         ---------------------------               ---------------------------        --------------
                                            2001               2000                  2001                2000
                                            ----               ----                  ----                ----

Interest and other income                 $  23,466          $   9,925             $  60,746           $  19,472       $  3,851,869
                                          ---------          ---------             ---------           ---------       ------------

Expenses:

  Legal fees and costs                      384,262             87,185               908,961             254,083         13,919,474
  Administrative expenses                   130,872            135,773               281,276             285,904          8,154,937
  Salaries                                   37,950             37,950                75,900              75,900          3,296,528
  Shareholder  communications                70,582             61,320                85,830              88,693          3,865,462
  Exploration costs                               -              3,884                   480               6,427            824,692
  Lawsuit judgments                               -                  -                     -                   -          1,941,916
  Minority interests                              -                  -                     -                   -           (632,974)
  Other                                           -                  -                     -                   -            364,865
  Contractual services                            -                  -                     -                   -          2,155,728
                                          ---------          ---------             ---------           ---------       ------------
                                            623,666            326,112             1,352,447             711,007         33,890,628
                                          ---------          ---------             ---------           ---------        -----------

Net loss                                  $(600,200)         $(316,187)          $(1,291,701)          $(691,535)
                                          ==========         ==========          ============          ==========

Deficit accumulated during
  development stage                                                                                                    $(30,038,759)
                                                                                                                       =============

Average number of shares
  outstanding (basic &
  diluted)                               43,468,329         40,056,358            43,468,329          40,056,358
                                         ==========         ==========            ==========          ==========

Net loss per share (basic &              $(.01)              $(.01)               $(.03)              $(.02)
diluted)                                 ======              ======               ======              ======



                             See accompanying notes.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                       For the
                                                                                                      period from
                                                                                                     Jan. 31, 1953
                                                                        Six months ended              (inception)
                                                                            June 30,                  to June 30,
                                                                      2001              2000              2001
                                                                   ------------      ------------    ---------------
Operating activities:
Net loss                                                           $(1,291,701)        $(691,535)      $(30,038,759)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Compensation recognized for stock options grant                          -            75,000             75,000
    Net change in:
       Interest and accounts receivable                                 22,486            20,184            (18,431)
       Prepaid expenses                                                 87,366           110,783           (236,531)
       Current liabilities                                             (15,174)           (3,318)           178,002
       Other                                                            27,866           (60,403)           498,303
                                                                   ------------      ------------     --------------
Net cash used in operating activities                               (1,169,157)         (549,289)       (29,419,416)
                                                                   ------------      ------------     --------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                              2,195             3,588         (4,805,527)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds from sale of marketable securities                                -           390,941                  -
  Purchase of fixed assets                                                   -                 -            (61,649)
                                                                   ------------      ------------     --------------
Net cash provided by (used in) investing activities                      2,195           394,529         (3,624,091)
                                                                   ------------      ------------     --------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         29,480,970
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                  -                 -          3,720,000
                                                                   ------------      ------------     --------------
Net cash provided by financing activities                                    -                 -         34,835,219
                                                                   ------------      ------------     --------------
Net (decrease) increase in cash and cash equivalents                (1,166,962)         (154,760)         1,791,712
Cash and cash equivalents at beginning of period                     2,958,674           651,124                  -
                                                                   ------------      ------------     --------------
Cash and cash equivalents at end of period                          $1,791,712        $  496,364        $ 1,791,712
                                                                   ============      ============     ==============

                                                        See accompanying notes.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                  June 30, 2001


ITEM 1   -    Financial Statements
------        --------------------


Note 1.  Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company
("Coastal  Petroleum")  and have  been  prepared  in  accordance  with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2.  Litigation
         ----------

     On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

     On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit which was filed on January 16, 2001. On May 22, 2001, the royalty
holders   appealed  the  Circuit   Court's   order  granting  them  limited
intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal is currently considering the matter.

ITEM 1   -        Financial Statements (Cont'd)
------            -----------------------------

Note 2.  Litigation (Cont'd)
         -------------------

     On April 26, 2001, the Leon County Circuit trial judge denied the State of Florida's motions to dismiss the takings lawsuit which was filed on January
16, 2001. Discovery in the case is now proceeding.

     At June 30, 2001, the amount of unproved oil, gas and mineral properties totaled $4.8 million, which costs the Company expects to recover. However, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail in the Florida litigation, or that they will recover compensation for any of their claims.

Note 3.       Earnings (loss) per share
              -------------------------

     Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

ITEM 2    -       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation
                  ------------------------------------------------------------

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


                              Short Term Liquidity

     At June 30 2001, Coastal Caribbean had approximately $1.8 million of cash and cash equivalents available and this amount should be sufficient to fund the Company&'s operations in the year 2001. These funds are expected to be used for general corporate purposes, including any required exploration and development and to continue the litigation against the State of Florida.

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

ITEM 2    -       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation (Cont'd)
                  ------------------------------------------------------------

Results of Operations

Three months ended June 30, 2001 vs. June 30, 2000

     The Company incurred a loss of $600,000 for the 2001 quarter, compared to a loss of $316,000 for the comparable 2000 quarter.

     Interest income and other income increased 136% from $10,000 in the 2000 quarter to $23,000 in the 2001 quarter because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

     Legal fees and costs increased 341% to $384,000 for the 2001 quarter, compared to $87,000 in the prior period. Legal fees and costs increased in the 2001 period in connection with Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

     Administrative expenses decreased 4% during the 2001 period to $131,000 compared to $136,000 in the 2000 period.

     Salaries did not change during the periods and remained at $38,000 in the 2001 quarter.

     Shareholder communications increased 15% during the 2001 period to $71,000 compared to $61,000 in the 2000 period because of a timing difference between the periods in the mailing of the materials for the annual meeting of shareholders.

     Exploration costs decreased from $4,000 in the 2000 quarter to $0 in the 2001 quarter.

ITEM 2    -       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation (Cont'd)
                  ------------------------------------------------------------

Six months ended June 30, 2001 vs. June 30, 2000

     The Company incurred a loss of $1,292,000 for the 2001 period, compared to a loss of $692,000 for the comparable 2000 period.

     Interest income and other income increased 212% from $19,000 in 2000 to $61,000 in 2001 because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

     Legal fees and costs increased 258% to $909,000 for 2001, compared to $254,000 in the prior period. Legal fees and costs increased in the 2001 period in connection with Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

     Administrative expenses decreased 2% in 2001 to $281,000 from $286,000 in the 2000 period.

     Salaries did not change during the periods and remained at $76,000 in 2001.

     Shareholder communications decreased 3% during the 2001 period to $86,000 compared to $89,000 in the 2000 period.

     Exploration costs decreased from $6,000 in the 2000 period to $500 in 2001.


ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

     The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities classified as cash and cash equivalents. At June 30, 2001, the carrying value of such investments was approximately $1.63 million, the fair value was $1.78 million and the face value was $1.8 million. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                          PART II - OTHER INFORMATION

                                 June 30, 2001

ITEM 4   -    Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

     (a)      On May 17, 2001, the Company held its Annual Meeting of
              Shareholders.

     (b) Directors Nicholas B. Dill and Timothy L. Largay were elected for three year terms expiring at the 2004 Annual General Meeting. The results of the votes cast by the Company's shareholders were as follows:

                                          Number of Shares Voted                  Number of Shareholders Voting
                                          ----------------------                  -----------------------------
                                        For                 Withheld                For                Withheld
                                        ---                 --------                ---                --------

Nicholas B. Dill                       38,559,960             1,134,195              2,316                 108
Timothy L. Largay                      38,409,616             1,284,539              2,325                  99

     (c)
The firm of Ernst & Young LLP was approved as the Company's independent auditors for the fiscal year ending December 31, 2001. The results of the votes cast by the Company's shareholders were as follows:

                  Number of Shares Voted                                  Number of Shareholders Voting
                  ----------------------                                  -----------------------------
        For                Against            Abstain               For              Against             Abstain
        ---                -------            -------               ---              -------             -------

     38,438,234           1,125,759           130,162              2,318                40                 66


ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits
                  --------

                  None.

         (b)      Reports on Form 8-K
                  -------------------

                  None

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                   FORM 10-Q

                                 June 30, 2001



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



                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                         ---------------------------------------
                                                       Registrant




Date:  August 8, 2001                      By/s/ James R. Joyce
                                          -------------------------------------
                                           James R. Joyce
                                           Treasurer and Chief Accounting and
                                           Financial Officer