Form 10-Q
period 2001-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2001-11-13
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2001
                               -------------------------------------------------

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

               BERMUDA                                        NONE
 ..................................                   ...........................
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

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

         The number of shares outstanding of the issuer's single class of common stock as of November 12, 2001 was 43,468,329.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1      Financial Statements

            Consolidated balance sheets at September 30, 2001
            and December 31, 2000                                            3

            Consolidated statements of operations from January 31, 1953 (inception) to September 30, 2001 and for the three and nine
            months ended September 30, 2001 and 2000                         4

            Consolidated statements of cash flows from January 31, 1953 (inception) to September 30, 2001 and for the nine months
            ended September 30, 2001 and 2000                                5

            Notes to consolidated financial statements                       6

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk       10


                           PART II - OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K                                11

            Signatures                                                      12

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                             September 30,        December 31,
                                                                                  2001                2000
                                 ASSETS                                         (Unaudited)          (Note)

Current assets:
  Cash and cash equivalents                                                   $   1,203,830          $   2,958,674
  Interest and accounts receivable                                                   12,665                 41,520
  Prepaid expenses                                                                  386,609                323,897
                                                                                -----------              ---------
          Total current assets                                                    1,603,104              3,324,091
                                                                                -----------              ---------


Unproved oil, gas and mineral properties (full cost method)                       4,864,773              4,807,722

Other                                                                                     -                 27,866
                                                                                -----------              ---------
Total assets                                                                   $  6,467,877           $  8,159,679
                                                                                ===========            ===========

                   LIABILITIES, MINORITY INTERESTS AND
                          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $     279,685          $     193,176
                                                                                -----------           ------------

Minority interests                                                                        -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
  Authorized  - 250,000,000 shares
  Outstanding - 43,468,329 shares                                                 5,216,199              5,216,199
  Capital in excess of par value                                                 31,497,362             31,497,362
                                                                                -----------             ----------
                                                                                 36,713,561             36,713,561
  Deficit accumulated during development stage                                  (30,525,369)           (28,747,058)
                                                                                ------------           ------------
  Total shareholders' equity                                                      6,188,192              7,966,503
                                                                                -----------            -----------

Total liabilities, minority interests and shareholders' equity                 $  6,467,877           $  8,159,679
                                                                                ===========            -----------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (Unaudited)

                                                                                                                      For the
                                                                                                                    period from
                                                                                                                   Jan. 31, 1953
                                                                                                                    (inception)
                                                                                                                    to Sept. 30,
                                      Three months ended Sept. 30,        Nine months ended Sept. 30,                   2001
                                      ----------------------------        ---------------------------              --------------
                                         2001               2000                  2001                2000
                                         ----               ----                  ----                ----

Interest and other income              $  12,407          $   3,622             $  73,153           $  23,094       $  3,864,276
                                       ---------          ---------             ---------           ---------       ------------

Expenses:
  Legal fees and costs                   327,643            138,415             1,236,604             392,498         14,247,117
  Administrative expenses                121,254            129,469               402,530             415,373          8,276,191
  Salaries                                37,950             37,951               113,850             113,851          3,334,478
  Shareholder communications              12,170              9,200                98,000              97,893          3,877,632
  Exploration costs                            -              1,981                   480               8,408            824,692
  Lawsuit judgments                            -                  -                     -                   -          1,941,916
  Minority interests                           -                  -                     -                   -           (632,974)
  Other                                        -                  -                     -                   -            364,865
  Contractual services                         -                  -                      -                             2,155,728
                                 ---------------    ---------------       ----------------    -----------------     ------------
                                                                                                            -
                                         499,017            317,016             1,851,464           1,028,023         34,389,645
                                       ---------          ---------             ---------         -----------        -----------

Net loss                               $(486,610)         $(313,394)          $(1,778,311)        $(1,004,929)
                                       ==========         ==========          ============        ============

Deficit accumulated during
  development stage                                                                                                 $(30,525,369)
                                                                                                                    =============

Average number of shares
  outstanding (basic &
  diluted)                            43,468,329         40,056,358            43,468,329          40,056,358
                                      ==========         ==========            ==========          ==========

Net loss per share (basic &           $(.01)              $(.01)               $(.04)              $(.03)
                                      ======              ======               ======              ======
diluted)


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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (Unaudited)

                                                                                                        For the
                                                                                                      period from
                                                                                                     Jan. 31, 1953
                                                                        Nine months ended             (inception)
                                                                          September 30,              to Sept. 30,
                                                                      2001             2000              2001
Operating activities:
Net loss                                                           $(1,778,311)      $(1,004,929)      $(30,525,369)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                                        -                 -           (632,974)
    Exploration and other                                                    -                 -            755,974
    Compensation recognized for stock options grant                          -            75,000             75,000
    Net change in:
       Interest and accounts receivable                                 28,855            18,365            (12,665)
       Prepaid expenses                                                (62,712)           (7,031)          (386,609)
       Current liabilities                                              86,509           298,013            279,685
       Other                                                            27,866          (177,683)           498,906
                                                                    ----------         ----------   ---------------
Net cash used in operating activities                               (1,697,793)         (798,265)       (29,948,052)
                                                                   ------------        ----------     --------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                            (57,051)          (54,355)        (4,864,773)
  Reimbursement of lease rentals and other expenses                          -                 -          1,243,085
  Proceeds of matured marketable securities                                  -           390,941                  -
  Purchase of fixed assets                                                                                  (61,649)
                                                                ----------------  ----------------  ----------------
                                                                             -                 -
Net cash provided by (used in) investing activities                    (57,051)          336,586         (3,683,337)
                                                                  -------------      -----------      --------------

Financing activities:
  Cash proceeds from sale of
    common stock less expenses                                               -                 -         29,480,970
  Shares issued upon exercise of options                                     -                 -            884,249
  Sale of shares by subsidiary                                               -                 -            750,000
  Sale of subsidiary shares                                                                               3,720,000
                                                                ----------------  ----------------    -------------
                                                                             -                 -
Net cash provided by financing activities                                                                34,835,219
                                                                ----------------  ----------------       ----------
                                                                             -                 -
Net (decrease) increase in cash and cash equivalents                (1,754,844)         (461,679)         1,203,830
Cash and cash equivalents at beginning of period                     2,958,674           651,124
                                                                    ----------       -----------
                                                                                                                  -
Cash and cash equivalents at end of period                          $1,203,830        $  189,445        $ 1,203,830
                                                                    ==========        ==========        ===========


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                               September 30, 2001


ITEM 1   -    Financial Statements


Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2.  Litigation
         ----------

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

         On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit, which was filed on January 16, 2001. On May 22, 2001, the royalty holders appealed the Circuit Court's order granting them limited intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, 2001, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal is currently considering the matter.

ITEM 1   -        Financial Statements (Cont'd)

         -------------------

         On April 26, 2001, the Leon County Circuit trial judge denied the State of Florida's motions to dismiss the takings lawsuit, which was filed on January 16, 2001. Discovery in the case is now proceeding.

         On October 1, 2001, the Leon County Circuit Court trial judge on its own motion issued an order scheduling a case management conference for November 27, 2001. The order provides that counsel should be prepared to discuss a discovery schedule, the setting of a trial date, and several other matters.

         At September 30, 2001, the amount of unproved oil, gas and mineral properties totaled $4.9 million, which costs the Company expects to recover. However, no assurances can be given that Coastal Petroleum or Coastal Caribbean will prevail in the Florida litigation, or that they will recover compensation for any of their claims.


Note 3.       Earnings (loss) per share
              -------------------------

         Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, since the Company's continuing losses would have an anti-dilutive effect.

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


                              Short Term Liquidity

         At September 30, 2001, Coastal Caribbean had approximately $1.2 million of cash and cash equivalents available and this amount should be sufficient to fund the Company's operations in the year 2001. These funds are expected to be used for general corporate purposes, including any required exploration and development and to continue the litigation against the State of Florida.


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
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Results of Operations
---------------------

Three months ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

         The Company incurred a loss of $487,000 for the 2001 quarter, compared to a loss of $313,000 for the comparable 2000 quarter.

         Interest income and other income increased 244% from $3,600 in the 2000 quarter to $12,400 in the 2001 quarter because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

         Legal fees and costs increased 138% to $328,000 for the 2001 quarter from $138,000 in the prior period. Legal fees and costs increased in the 2001 period in connection with Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

         Administrative expenses decreased 6% during the 2001 period to $121,000 from $129,000 in the 2000 period.

         Salaries did not change during the periods and remained at $38,000 in the 2001 quarter.

         Shareholder communications increased 33% during the 2001 period to $12,000 from $9,000 in the 2000 period because of a timing difference between the periods in the mailing of the materials for the annual meeting of shareholders.

         Exploration costs decreased from $2,000 in the 2000 quarter to $0 in the 2001 quarter.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

Nine months ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

         The Company incurred a loss of $1,778,000 for the 2001 period, compared to a loss of $1,005,000 for the comparable 2000 period.

         Interest income and other income increased 217% from $23,000 in 2000 to $73,000 in 2001 because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

         Legal fees and costs increased 216% to $1,237,000 for 2001 from $392,000 in the prior period. Legal fees and costs increased in the 2001 period in connection with Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

         Administrative expenses decreased 3% in 2001 to $403,000 from $415,000 in the 2000 period.

         Salaries did not change during the periods and remained at $114,000 in 2001.

         Shareholder communications did not change during the periods and remained at $98,000 in 2001.

         Exploration costs decreased from $8,400 in the 2000 period to $500 in 2001.


ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities classified as cash and cash equivalents. At September 30, 2001, the carrying value of such investments was approximately $1.09 million, the fair value was $1.09 million and the face value was $1.1 million. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                               September 30, 2001

ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               September 30, 2001



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




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                         ---------------------------------------
                                                     Registrant




Date:  November 12, 2001                By/s/ James R. Joyce
                                        ----------------------------------------
                                          James R. Joyce
                                          Treasurer and Chief Accounting and
                                          Financial Officer