Form 10-K405
period 2001-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-03-14
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended          December 31, 2001
                                   ------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                        Commission file number 001-04668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 BERMUDA                                      NONE
--------------------------------------------         ----------------------
     State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization                    Identification No.)

       Clarendon House
       Church Street
           Hamilton, Bermuda                                   HM 11
--------------------------------------------     ------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (441) 295-1422
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                         which registered
---------------------------------------        -------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34,685,000 (U.S.) at March 11, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common stock, par value $.12 per share, 43,468,329 shares outstanding as of March 11, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                           Page

                            PART I

         Risk Factors                                                       4

Item 1.  Business                                                          10

Item 2.  Properties                                                        15

Item 3.  Legal Proceedings                                                 17

Item 4.  Submission of Matters to a Vote of Security Holders               24

                            PART II

Item 5.  Market for the Company's Common Stock and Related
         Stockholder Matters                                               24

Item 6.  Selected Consolidated Financial Information                       26

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         27

Item 7A  Quantitative and Qualitative Disclosures About Market Risk        30

Item 8.  Financial Statements and Supplementary Data                       31

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                               50

                           PART III

Item 10  Directors and Executive Officers of the Company                   50

Item 11  Executive Compensation                                            52

Item 12  Security Ownership of Certain Beneficial Owners and Management    53

Item 13  Certain Relationships and Related Transactions                    54

                            PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K   56

---------------------------

All monetary figures set forth are expressed in United States currency.

                                     PART I

                                  RISK FACTORS

     An investment in the Company's common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this Form 10-K and the documents incorporated by reference in evaluating the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. .


RISKS RELATED TO OUR BUSINESS AND THE LITIGATION

         We have a history of losses and anticipate further losses, which could cause us to discontinue our business.

         Our business has never had substantial revenues and has operated at a loss in each year since our inception in 1953. We recorded a loss of $6,585,000 for the year December 31, 2001, a loss of $1,386,000 for the year 2000 and a loss of $1,105,000 for the year 1999. If we continue to sustain losses and are unable to achieve profitability, we may not be able to continue our business and may have to curtail, suspend or cease operations. You should also see Note 1 to our financial statements regarding the uncertainty as to our ability to continue as a going concern.

         During the three years ended December 31, 2001, we spent approximately $2.7 million on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests. If we continue to incur significant expenses and are unable to raise additional funds to meet these expenses, we may have to cease or suspend our lawsuits and/or cease operations entirely.

         In the unlikely event that we were to receive drilling permits related to the St. George Island prospect or other exploratory wells, we would be required to incur a significant amount of operating expenditures to commence drilling operations and would need to generate significant revenues to achieve profitability. We may not be able to achieve or sustain revenues, profitability or positive cash flow or profitability, if achieved, will be sustained.

         Our auditors have expressed the view that our negative working capital, negative stockholders' equity and capital deficiencies raise substantial doubt about our ability to continue as a going concern.

          Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this prospectus do not include any adjustments to asset values or recorded liability amounts that might be required in the event we are unable to continue as a going concern.

         Without additional financing, we only have enough liquid assets on hand to continue to operate the Company for part of the year 2002.

         We believe that our funds on hand will be sufficient to permit us to continue to operate through the second quarter of 2002 and to pay the expenses related to this offering which are estimated to be approximately $300,000. After that time, we may have to suspend or cease operations unless and until we can secure additional financing. Effective February 20, 2002, our directors, officers, legal counsel and administrative consultants have agreed to defer the payment of all of their salaries and fees until we have working capital of at least $1 million. We currently do not have any commitments for additional financing. We may be unable to obtain additional financing in the future on acceptable terms or at all.

         If ultimately the courts rule that the State of Florida may deny us a permit and not compensate us for the taking of our property, we may be unable to continue our business.

         In the event that the courts determine that the State of Florida is entitled to deny Coastal Petroleum a permit without compensation, it is likely that we would be unable to continue our business.

         We may be unable to raise the additional financing needed to cover the substantial litigation costs of proving our properties have been taken and their value.

         Coastal Petroleum has filed a claim with the Florida Circuit Court that its property has been taken by the State of Florida, and that Coastal Petroleum is owed compensation by the State of Florida. We will need to secure additional financing to cover the costs of this litigation, which we estimate will be substantial. If we are unable to secure the additional financing adequate to fund the costs of such litigation for a lengthy period of time, we might not be able to conclude the litigation and might have to cease the lawsuits against the State of Florida without any meaningful recovery.

         The State of Florida has far greater resources than we do to prosecute the litigation.

         The State of Florida utilizes lawyers from the Florida Attorney General's Office, the Department of Environmental Protection and at least two private law firms to represent its interests in the litigation. In the event that our funds are exhausted before the conclusion of the litigation, we may be unable to conclude the litigation.

         If the amount of money we recover from the State of Florida is inadequate to cover our costs, we may suffer additional losses.

         Coastal Petroleum's lawsuits against the State of Florida involve highly specialized technical engineering and legal judgments. Any recovery that Coastal Petroleum may receive as a result of a court judgment against the State of Florida may be insufficient to cover the costs of prosecuting the claims at trial. If this occurs, we may be forced to cease operations.

         It is possible that Coastal Caribbean may be classified as a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to you.

     If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we may be characterized as a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. If we are characterized as a PFIC for any taxable year, then our US shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years.


     Please see a discussion of these consequences below in Item 5. Market for the Company's Common Stock and Related Stockholder Matters - Passive Foreign Investment Company Rules. We encourage you to consult with a personal tax advisor for advice relating to the potential adverse tax consequences related to an investment in our common shares.


         Our Bye-laws contain provisions which may limit a shareholder's efforts to influence our policies and prevent or delay a change in control of our Company.

         Bye-Law 1 provides that any matter to be voted on at any meeting of shareholders must be approved not only by a simple majority of the shares voted at such meeting, but also by a majority of the shareholders present in person or by proxy and entitled to vote at the meeting. This provision may have the effect of making it more difficult to take corporate action than customary "one share one vote" provisions, because it may not be possible to obtain the necessary majority of both votes. As a consequence, Bye-Law 1 may make it more difficult that a takeover of the company will be consummated, which could prevent the company's shareholders from receiving a premium for their shares. In addition, an owner of a substantial number of shares of our common stock may be unable to influence our policies and operations through the shareholder voting process (e.g., to elect directors).

         Our Bye-Laws also require the approval of 75% of the voting shareholders and of the voting shares for the consummation of any business combination (such as a merger, amalgamation or acquisition proposal) involving our company. This higher vote requirement may deter business combination proposals which shareholders may consider favorable.

         You may face obstacles to bringing suit in Bermuda against our officers and directors.

         We are a Bermuda company and certain of our directors and officers are residents of Bermuda and are not citizens of the United States. As a result, it may be difficult for investors to effect service of process on us or on these directors and officers within the United States or to enforce against these directors and officers judgments of U. S. courts predicated on the civil liabilities under the federal securities laws. If investors are unable to bring such suits, they may be unable to recover a loss on their investment resulting from any violations of the federal securities laws.

         There is no precedent for, and therefore no assurance that, the courts in Bermuda would enforce civil liabilities, whether in original actions in Bermuda or in the form of final judgments of U. S. courts, arising under the federal securities laws against us or the persons signing this registration statement. In addition, there is no treaty in effect between the U. S. and Bermuda providing for the enforcement of civil liabilities and there are grounds upon which Bermuda Courts may not enforce judgments of U. S. courts. In addition, some remedies available under the laws of U. S. jurisdictions, including some remedies available under the United States federal securities laws, may not be allowed in Bermuda courts as contrary to that nation's public policy.

         Our dividend policy could depress our stock price.

         We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. We plan to retain any future earnings to reduce our deficit accumulated during the development stage of $35,996,000 at December 31, 2001 and to finance our operations.

         Any dividends are subject to a 30% withholding tax.

         We are a Bermuda corporation. Bermuda currently imposes no taxes on corporate income or capital gains realized outside of Bermuda. However, any dividends we receive from Coastal Petroleum are subject to a 30% United States withholding tax.

RISKS RELATED TO OUR INDUSTRY

         The State of Florida has stated that its policy is not to permit oil and gas drilling offshore Florida and the State has denied Coastal Petroleum a permit with respect to its St. George's Island prospect. Consequently, we do not believe that the State of Florida will grant drilling permits to Coastal Petroleum with respect to its leases. In the unlikely event that the State ever does grant Coastal Petroleum a drilling permit, Coastal Petroleum would have to contend with other risks.


         After obtaining a state drilling permit, Coastal Petroleum would have to do the following:

o        obtain a federal drilling permit;

o finance drilling of the well (including the cost of the recommended surety), which is currently estimated to cost approximately $5.5 million; and

o begin drilling the well within one year of the date the state permit is issued.

         We may be unable to obtain the necessary federal permits or we may be unable to finance and commence drilling operations in a timely manner.

         If we fail to discover and develop sufficient oil and gas reserves, we would be unable to generate sufficient revenues to cover our costs and might have to curtail, suspend or cease our business operations.

         Drilling activities involve numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of adverse conditions beyond our control. Poor results from our exploration and drilling activities could prevent us from developing sufficient oil and gas reserves at a commercially acceptable cost.

         Compliance with environmental and other governmental regulations could be costly.

         Our operations and right to obtain interests in and hold properties or to conduct our business might be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which might be adopted by the jurisdictions in which we carry on our business.

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

         We face strong competition from larger oil and gas companies that may impair our ability to carry on operations.

         If we receive the necessary state and federal permits to conduct operations, we will operate in the highly competitive areas of oil and gas exploration, development and production. We might not be able to compete with, or enter into cooperative relationships with, our potential competitors, which include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers. If we were unable to establish and maintain competitiveness, our business would be threatened.

         Many of our competitors possess greater financial, technical and other resources than we do. Factors which affect our ability to successfully compete in the marketplace include:

o        the financial resources of our competitors;

o        the availability of alternate fuel sources; and

o        the costs related to the extraction and transportation of oil and gas.

Cautionary Statement About Forward-Looking Statements

     In this Form 10-K and the documents that we  incorporate  by reference,  we make statements that relate to our future plans, objectives, expectations and intentions that involve risks and uncertainties. We have based these statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "believe" and "estimate" and similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.

     Forward-looking statements necessarily involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section above and elsewhere in this Form 10-K. The factors set forth in the Risk Factors section and other cautionary statements made in this Form 10-K should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Form 10-K.

     All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 1.  Business

         (a)      General Development of Business.

                  Coastal Caribbean Oils & Minerals, Ltd. (Company or Coastal Caribbean), a Bermuda corporation, has been engaged, through its majority owned subsidiary, in the exploration for oil and gas reserves. At December 31, 2001, Coastal Caribbean's principal asset was its 59 1/4 % interest in its subsidiary, Coastal Petroleum Company (Coastal Petroleum). Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases. Between March 1992 and June 2000, Coastal Petroleum attempted to obtain a permit from the State of Florida to drill an exploration well on its Lease 224-A, offshore Florida. Since January 2001, Coastal Petroleum has been involved in litigation to obtain compensation from the State of Florida for the alleged taking by the State of Coastal Petroleum's Lease 224-A by the denial of a permit to drill on the lease.

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

                  Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 2001, the Company actively pursued the Florida Litigation.

                  On October 6, 1999, the Florida First District Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a taking was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. On January 16, 2001, Coastal Petroleum filed an inverse condemnation action in the Circuit Court to be compensated for the value of its properties. The cost of the litigation has been substantial and the cost is expected to be substantial in the future.

See Item 3. "Legal Proceedings" for a more complete discussion of the litigation.

         (b)      Financial Information About Industry Segments.
                  ---------------------------------------------

                  Because the Company has been engaged in only one industry, namely,oil, gas and mineral exploration and development, this item is not applicable to the Company. See Item 8 for general financial information concerning the Company.

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

                  (v)      Seasonality of Business.
                           -----------------------

                           The Company's business is not seasonal.

                  (vi)     Working Capital Items.

                           The majority of the Company's current assets are in the form of cash and cash equivalents. See
                           Item 8."Financial Statements and Supplementary Data."

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

                  (ix)     Renegotiation of Profits or Termination of Contracts
                            or Subcontracts at the Election of the Government.
                           --------------------------------------------------

                           Not applicable.
`
                  (x)      Competitive Conditions in the Business.
                           --------------------------------------

                           Competition  in the oil and gas industry is intense.
The Company must compete with companies which have substantially greater resources available to them. In addition, the industry as a whole must compete with other industries in supplying the energy needs of commerce and the general public. Furthermore, competitive conditions may be substantially affected by energy legislation which may be adopted in the future.

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

                  (xiii)   Number of Persons Employed by Registrant.
                           ----------------------------------------

                           The Company  currently has two employees.  The
Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it believes it is more cost effective than employing a larger full time staff.

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

                  (2)      Risks Attendant to Foreign Operations.
                           -------------------------------------

                           Not applicable.

                  (3) Data which are not Indicative of Current or Future Operations.
                           -----------------------------------------------------

                           Not applicable.

The following graphic presentation has been omitted, but the following is a description of the omitted material:



             Map showing Coastal Lease Areas in the State of Florida

Item 2.  Properties

Properties

         The discussion herein relating to the Company's properties is qualified in its entirety by the discussion in Item. 3 "Legal Proceedings" relating to the Florida Litigation.

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

         In 1941, Arnold Oil Explorations, Inc., renamed Coastal Petroleum Company in 1947, entered into a contract with the Trustees of the Internal Improvement Trust Fund of the State of Florida (Trustees), in whom title to publicly owned lands in the State of Florida, including bottoms of salt and fresh waters, is irrevocably vested, for the exploration of oil, gas and minerals on such lands. Pursuant to an option to lease in this contract, the Trustees and Coastal Petroleum entered into three leases between 1944 and 1946. The acreage covered by these leases is located for the most part along offshore areas on the Gulf Coast of Florida and in submerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest.

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

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2001:

                   Current                   Current                 Current
                   Working                   Royalty                 Annual
Lease             Interest                  Interest                 Rental
-----             --------                  --------                 ------
224-A and 224-B      800,000                2,250,000                $39,261
248                  450,000                  200,000                 19,986
                  ----------               ----------               --------
                   1,250,000                2,450,000                $59,247
                   =========                =========                =======

                                                   Acreage under lease at December 31, 2001

                                       Gross Acres (*)                                  Net Acres (**)
                           ----------------------------------------        -----------------------------------------
                               Undeveloped            Developed                Undeveloped            Developed
                               -----------            ---------                -----------            ---------
Working interest                  1,250,000             -0-                      1,250,000               -0-
Royalty interest                  2,450,000             -0-                        153,125               -0-
                                  ---------        --------------                 --------          -------------
    Total                         3,700,000             -0-                      1,403,125               -0-
                                  =========        ==============                =========          =============

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

         The Company's undeveloped acreage as of December 31, 2001 was as follows:

                                    Gross Acres           Net Acres
          Working Interest            1,250,000           1,250,000
          Royalty Interest            2,450,000             153,125
                                      ---------            --------
          Total                       3,700,000           1,403,125
                                      =========           =========

(6)       Drilling Activity.
          -----------------

         None
..
 (7)      Present Activities.
          ------------------

          None

 (8)      Delivery Commitments.

          None.

Item 3.           Legal Proceedings

Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation now involves one basic claim: whether the State's offshore drilling policy and its denial of a permit constitute a taking of Coastal Petroleum's property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

Lease Taking Case

         On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The lease encompasses more than 400,000 acres off the West coast of Florida in the Gulf of Mexico.

         Coastal Petroleum claims that the State of Florida has taken Lease 224-A by denying Coastal Petroleum a permit to drill an offshore exploration well near St. George Island in the Gulf of Mexico. The history of the litigation between Coastal Petroleum and the State of Florida relating to the denial of the drilling permit is set forth under the caption "Drilling Permit Litigation." Coastal Petroleum maintains that the State has effectively taken Coastal Petroleum's lease by depriving Coastal Petroleum of all or substantially all of the economically viable use of its constitutionally protected property.

         The State claims that there has been no taking of Coastal Petroleum's property which justifies compensation. The State asserts several affirmative defenses, including that:

         (a) Coastal Petroleum is barred from litigating issues which it has litigated in prior cases against the State and other parties;

         (b) Coastal Petroleum's leases are not constitutionally protected property which can be the subject of an inverse condemnation claim, relying in part on earlier litigation;

         (c) Coastal Petroleum's claim that its property has been taken is not ripe for legal consideration because Coastal Petroleum has not applied to drill on other locations on its leaseholds;

         (d) The statute of limitations bars any allegation by Coastal Petroleum that an action taken by any state entity prior to January 16, 1997 constitutes a taking of Coastal Petroleum's alleged property interest;

         (e) Coastal Petroleum has no right to drill for oil on Lease 224-A which can be taken because it does not have the permit which it agreed to obtain pursuant to the 1976 Memorandum of Settlement.

         On March 5, 2001, the State filed a Motion to Dismiss Coastal Petroleum's complaint, which was denied by the Court on April 26, 2001. After the Motion was denied, discovery, which had been suspended pending the outcome of the Motion to Dismiss, resumed. Some depositions have now been taken, documents have been exchanged and discovery is expected to continue until the court mandated cutoff date of August 25, 2002.

         On November 27, 2001, the Leon County Circuit Court set a trial date of September 30, 2002. The Court has set aside two weeks for the trial on the issue of whether the State has taken Coastal Petroleum's lease. If the Court rules in Coastal Petroleum's favor, there will then be a second trial before a jury to determine the amount of compensation to be awarded. Both the decision of the Court and any decision of a jury are subject to appeals by any of the parties to the litigation.

  Ancillary Matters to Lease Taking Case

         On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit. On May 22, 2001, the royalty holders appealed the Circuit Court's order granting them limited intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal Petroleum's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, 2001, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal is currently considering the matter.

         Counsel for the appealing royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum has informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

No Assurances

         There is no assurance that Coastal Petroleum will be successful on the merits of its claims, which the State of Florida is vigorously defending. There is also no assurance that Coastal Petroleum will receive a ruling that its Lease 224-A has been taken or that if compensation is awarded it will be awarded in the amount sought by Coastal Petroleum.

Drilling Permit Litigation

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

         On October 6, 1999, the Court of Appeal ruled that the DEP has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a "taking" was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. That complaint is described above under the caption Lease Taking Case.

Other Permit Applications

         On February 25, 1997 Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP. On March 26, 1999, an administrative law judge upheld the DEP's requirements. The First District Court of Appeal affirmed the decision of the administrative law judge on February 29, 2000.

         In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. As of March 11, 2002, Coastal Petroleum has not yet submitted the requested data. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

Coastal Caribbean Royalty Litigation

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. On April 20, 1994, several of those third parties, including Coastal Caribbean, which has approximately a 12% interest in any recovery, have instituted a separate lawsuit against the State of Florida in the 5th Judicial Circuit in Hernando County. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking. The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders. The case was subsequently transferred to the 2nd Judicial Circuit in Leon County and it is currently pending before the Circuit Court in Tallahassee. On December 2, 1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims.

         On May 10, 2000, the State filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Counsel

         The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain is Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord is the lead attorney for Gaylord Merlin. Mr. Gaylord, age 55, has extensive experience in eminent domain and property rights matters. He is a 1969 graduate of the United States Military Academy and a 1974 graduate of the University of Florida Law School.

         In addition, Mr. Robert J. Angerer of Angerer & Angerer of Tallahassee, Florida is assisting Gaylord Merlin in the litigation. Mr. Angerer, age 55, is a 1969 graduate of the University of Michigan and received his law degree with high honors from Florida State University in 1974.

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

Contingency Fees

In 1990, Coastal Petroleum considered that the following firms or individuals were important to the success of the litigation against the State of Florida and agreed to pay them an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation:

                                    Relationship to             Net Recovery

                                   Coastal Petroleum              Percentage
        Holder                     at Date of Grant
   Reasoner, Davis & Fox            Special Counsel                  2.00
     Robert J. Angerer            Litigation Counsel                 1.50
     Benjamin W. Heath           Chairman of the Board               1.25
      Phillip W. Ware                  President                     1.25
    Murtha Cullina LLP             Corporate Counsel                 1.00
Ausley & McMullen, P.A. (*)         Special Counsel                  .75
      James R. Joyce              Assistant Treasurer                .30
    Arthur B. O'Donnell        Vice President /Treasurer             .30
     James J. Gaughran                 Secretary                     .30
                                                                     ---
           Total                                                    8.65
                                                                    ====

         (*)      Interest was granted in 1996.

         In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee equal to the greater of:

         (a) approximately 90% of the statutory award of attorneys' fees (discussed above), less the hourly fees paid to Gaylord Merlin, or

         (b) ten percent of the first $100 million or portion thereof of the compensation received by Coastal Petroleum from the State as compensation for the taking of its property, plus five percent of such compensation in excess of $100 million, less the hourly fees paid to Gaylord Merlin and other costs of the litigation.

Uncertainty

         Coastal Petroleum or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final. In the unlikely event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and may not lead to production of any oil or gas in commercial quantities also no assurance that any wells drilled will be successful and lead to production of any oil or gas in commercial quantities.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.
                                     PART II

Item 5.  Market for the Company's Common Stock and Related
                  Stockholder Matters

         (a)      Market Information.

         The principal market for the Company's common stock is the Boston Stock Exchange under the symbol CCOBF. The common stock is also traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF.OB. The quarterly high and low closing prices on the Boston Stock Exchange during the last two years were as follows:
--------------------------------------------------------------------------------

2001     1st quarter      2nd quarter     3rd quarter     4th quarter
----     -----------      -----------     -----------     -----------

High        1.81             1.75            1.32            1.05
Low          .85              .90             .85             .80
--------------------------------------------------------------------------------

2000     1st quarter      2nd quarter     3rd quarter     4th quarter
----     -----------      -----------     -----------     -----------

High        1.19             1.19            2.50            1.13
Low          .88              .53            1.00             .69
--------------------------------------------------------------------------------

         (b)      Holders.

         The approximate number of record holders of the Company's common stock at March 11, 2002 was approximately 9,000.

         (c)      Dividends.

         The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $35,995,567 at December 31, 2001 and to finance our operations.

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

         Income and Withholding Taxes

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


         Passive Foreign Investment Company Rules

         The Internal Revenue Code of 1986, as amended, provides special rules for distributions received by U.S. holders on stock of a passive foreign investment company (PFIC), as well as amounts received from the sale or other disposition of PFIC stock.

         Under the PFIC rules, a non-U.S. corporation will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying certain look-through rules, either (1) at least 75 percent of its gross income is passive income or (2) at least 50 percent of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income.

         Passive income for this purpose generally includes dividends, interest, royalties, rents, and gains from commodities and securities transactions. Special rules apply in cases where a foreign corporation owns directly or indirectly at least a 25 percent interest in a subsidiary, measured by value. In this case, the foreign corporation is treated as holding its proportionate share of the assets of the subsidiary and receiving directly its proportionate share of the income of the subsidiary when determining whether it is a PFIC. Thus, Coastal Caribbean would be deemed to receive its pro rata share of the income and to hold its pro rata share of the assets, of Coastal Petroleum.

         Based on certain estimates of its gross income and gross assets and the nature of its business, we believe that Coastal Caribbean may be classified as a PFIC for its current or for one or more of its prior taxable years. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Accordingly, Coastal Caribbean is not able to predict what its tax status will be in future periods.

         If Coastal Caribbean is classified as a PFIC with respect to a U.S. holder any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge. The interest charge would generally be calculated as if the distribution or gain had been recognized ratably over the U.S. holder's holding period (for PFIC purposes) for the shares. To the extent an amount is allocated to the year of the disposition or distribution, or to a year before the first year in which the corporation qualified as a PFIC, the amount so allocated is included as additional gross income for the year of the disposition or distribution. A U.S. holder also would be required to make an annual return on IRS Form 8621 that describes any distributions received with respect to our shares and any gain realized on the sale or other disposition of our shares.

         As an alternative to taxation under the interest charge regime, a U.S. holder generally can elect, subject to certain limitations, to annually take into gross income the appreciation or depreciation in our common shares' value during the tax year (mark-to-market election). If a U.S. holder makes the mark-to-market election, the U.S. holder will not be subject to the above-described rule. Instead, if a U.S. holder makes the mark-to-market election, the U.S. holder recognizes each year an amount equal to the difference as of the close of the taxable year between the U.S. holder's fair market value of the common shares and the adjusted basis in the common shares. Losses would be allowed only to the extent of net gain previously included by the U.S. holder under the mark-to-market election for prior taxable years. Amounts included in or deducted from income under the mark-to-market election and actual gains and losses realized upon the sale or disposition of the common shares, subject to certain limitations, will be treated as ordinary gains or losses. If the mark-to-market election is made for a year other than the first year in the U.S. holder's holding period in which the corporation was a PFIC, the first year's mark-to-market inclusion, if any, is taxed as if it were a distribution subject to the interest charge regime discussed above.

         Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the IRS. If the QEF election is made in a year other than the first year of the US holder's holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules, to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime. Because Coastal Caribbean generally will not satisfy the IRS's record keeping requirements, a U.S. holder may only be able to make the mark-to-market election and not the QEF election if Coastal Caribbean were a PFIC.

         U.S. holders should consult their tax advisors regarding the tax consequences that would arise if Coastal Caribbean were treated as a PFIC.


(d)      Recent Sales of Unregistered Securities.

         None.

Item 6.  Selected Consolidated Financial Information

         The following selected consolidated financial information (in thousands) for the Company insofar as it relates to each of the five years in the period ended December 31, 2001 has been extracted from the Company's consolidated financial statements.


                                                                       Years ended December 31,
                                                                       ------------------------
                                                          2001         2000         1999          1998         1997
                                                          ----         ----         ----          ----         ----
                                                           ($)          ($)          ($)           ($)          ($)
                                                                   (Restated)   (Restated)   (Restated)    (Restated)

    Net loss                                              (6,585)      (1,386)      (1,105)      (1,155)       (1,611)
                                                          =======      =======      =======      =======       =======


    Net loss per share  (basic and diluted)                (.15)        (.03)       (.03)            (.03)         (.04)
                                                            ====         ====        ====             =====         =====

    Cash and cash equivalents
    and marketable securities                                609        2,959        1,042        2,181         3,749
                                                             ===        =====        =====        =====         =====
    Unproved oil, gas and,
    mineral properties                                         -        4,145        4,097        4,073         3,732
                                                           =====        =====        =====        =====         =====
    (full cost method)

    Total assets                                           1,077        7,497        5,544        6,648         7,799
                                                           =====        =====        =====        =====         =====

    Shareholders' equity:
      Common stock                                         5,216        5,216        4,807        4,807         4,807
      Capital in excess of par value                      31,498       31,498       28,693       28,693        28,693
      Deficit accumulated  during
      the development stage                              (35,996)     (29,410)     (28,025)     (26,919)      (25,765)
                                                         --------     --------     --------     --------      --------
    Total shareholders' equity                               718        7,304        5,475        6,581         7,735
                                                         ========     ========     ========      =======       =======

Common stock shares outstanding (average)                 43,468       40,844       40,056       40,056        40,056
                                                          ======       ======       ======       ======        ======


         As more fully described in Notes 1 and 4 to the consolidated financial statements, we have a limited amount of working capital, have incurred recurring losses and have a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which have limited our ability to commence development activities on our unproved oil and gas properties or obtain compensation for certain property rights we believe have been taken. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of this uncertainty.

         During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge in the amount of $4,201,733 to reflect the write of the costs of unproved oil, gas and minerals properties. See Item 8. - Note 4. Litigation. During 2001, the Company restated the deficit accumulated during the development stage at December 31, 1997 to reflect a write off of certain costs incurred prior to December 31, 1960 attributable to dry holes on abandone leases as follows (in thousands):

       Deficit accumulated during the development stage
       Balance at December 31, 1997 as previously reported      $25,102
       Write off of unproved properties                             663
                                                               --------
       Balance at December 31, 1997 as restated                 $25,765
                                                                =======

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

         As more fully described in Notes 1 and 4 to the consolidated financial statements, we have a limited amount of working capital, have incurred recurring losses and have a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproved oil and gas properties or obtain compensation for certain property rights we believe have been taken. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of this uncertainty.

                              Short Term Liquidity

         At December 31, 2001, Coastal Caribbean had approximately $609,000 of cash and cash equivalents available and this amount should be sufficient to fund the Company's operations through the second quarter of 2002. After that time, the Company may have to suspend or cease operations unless and until the Company can secure additional financing. These funds are expected to be used for general corporate purposes, including lease rental payments of approximately $60,000 annually and to continue the litigation against the State of Florida. The estimated working capital necessary for the Company's operations, including costs of the litigation, for 2002 is approximately $2,000,000. Effective February 20, 2002, our directors, officers, legal counsel and administrative consultants have agreed to defer the payment of all of their salaries and fees until the Company has working capital of at least $1 million. The amount of this deferral amounts to approximately $1,270,000 on an annual basis.

         Coastal Caribbean has a limited amount of working capital, has incurred recurring losses and has a deficit accumulated during the development stage. On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. The cost of that litigation has been substantial and will require the Company to obtain additional capital. On January 10, 2002, the Company filed a preliminary registration statement for the sale of its common stock. The terms of the offering have not yet been determined.



                               Long Term Liquidity

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

         In the event that the offering of the Company's common stock referred to above is inadequate to fund the Company's capital needs, the Company intends to explore other possible funding sources.


(2)      Results of Operations

         The Company, a development stage enterprise, has never had substantial revenues and has operated at a loss each year since its inception in 1953. During the three years ended December 31, 2001, the Company spent approximately $2.7 million on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests.

2001 vs. 2000

          The Company incurred a loss of $6,585,000 for the year 2001, compared to a loss of $1,386,000 for the year 2000.

          Interest income and other income increased 24% from $63,000 in 2000 to $78,000 in 2001 because of the funds realized and invested from the October 2000 sale of common stock to the Company's shareholders.

         Legal fees and costs increased 164% to $1,670,000 for 2001 from $634,000 in 2000. Legal fees and costs increased in 2001 in connection with Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its state Lease 224-A. The Company expects that the cost of the litigation will be substantial.

         Administrative expenses decreased in 2001 to $534,000 from $535,000 in 2000.

         Salaries did not change during the periods and remained at $152,000 in 2001.

         Shareholder communications costs decreased slightly to $106,000 in 2001 compared to $108,000 in 2000.

         Exploration costs decreased from $20,000 in 2000 to $500 in 2001 because of the State of Florida's denial of the Company's application for a permit to drill on Lease 224-A. In 2000, Coastal Petroleum incurred expenses associated with drilling permit applications in connection with shallow test wells to comply with Coastal Petroleum's drilling obligations.

         Write off of unproved properties totaled $4,202,000 in 2001. During the year 2001, the Company concluded that the value of its leases has been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, has recorded an impairment charge to reflect the write off of these costs. All future costs incurred in connection with the Company's Florida leases will be expensed as incurred.


2000 vs. 1999

         The Company recorded a loss of $1,386,000 for the year 2000, compared to a loss of $1,105,000 in 1999.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2001, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $497,000, the fair value was $500,000 and the face value was $500,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company has a limited amount of working capital, has incurred recurring losses and has a deficit accumulated during the development stage. In addition, the Company has been and continues to be involved in several legal proceedings against the State of Florida which has limited the Company's ability to commence development activities on its unproved oil or gas properties or obtain compensation for certain property rights it believes have been confiscated. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

     As more fully described in Note 1, the Company restated certain amounts previously reported as of and for the year ended December 31, 2000 and for the period from January 31, 1953 (inception) to December 31, 2000.



                                                /s/ Ernst & Young LLP

Stamford, Connecticut
March 8, 2002

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                  December 31,
                                  ------------

                                                                             2001                  2000
                                                                             ----                  ----
                                                                                                (Restated)
                             ASSETS

Current assets:
  Cash and cash equivalents                                            $       609,024       $     2,958,674
  Interest and accounts receivable                                               8,604                41,520
  Notes receivable                                                              15,000                     -
  Prepaid expenses                                                             353,596               323,897
                                                                            ----------            ----------
          Total current assets                                                 986,224             3,324,091
                                                                               -------             ---------

Unproved oil, gas and mineral properties
  (full cost method)                                                                 -             4,144,682

Contingent litigation claim (Note 4)                                                 -                     -

Other assets                                                                    90,391                27,866
                                                                       ---------------       ---------------
Total assets                                                              $  1,076,615          $  7,496,639
                                                                          ============          ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                   $      358,621        $      193,176
                                                                        --------------        --------------

Minority interests                                                                   -                     -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 43,468,329 shares                                          5,216,199             5,216,199
  Capital in excess of par value                                            31,497,362            31,497,362
                                                                            ----------            ----------
                                                                            36,713,561            36,713,561
  Deficit accumulated during the development stage                         (35,995,567)          (29,410,098)
                                                                           ------------          ------------
Total shareholders' equity                                                     717,994             7,303,463
                                                                           -----------         -------------
Total liabilities and shareholders' equity                                $  1,076,615          $  7,496,639
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                                               For the
                                                                                                             period from
                                                                                                            Jan. 31, 1953
                                                                                                             (inception)
                                                            Years ended December 31,                             to
                                                     2001                 2000                 1999         Dec. 31, 2001
                                                     ----                 ----                 ----         -------------
                                                                                                             (Restated)

Interest and other income                      $  78,432            $  62,544            $  55,275         $  3,869,555
                                               ---------            ---------            ---------         ------------

Expenses:
  Legal fees and costs                         1,670,446              633,521              405,380           14,680,959
  Administrative expenses                        533,579              535,325              474,027            8,407,240
  Salaries                                       151,800              151,800              157,550            3,372,428
  Shareholder communications                     105,863              107,852              102,825            3,885,495
  Write off of uuproved properties             4,201,733                    -                    -            5,501,247
  Exploration costs                                  480               19,598               20,954              188,218
  Lawsuit judgments                                    -                    -                    -            1,941,916
  Minority interests                                   -                    -                    -             (632,974)
  Other                                                -                    -                    -              364,865
  Contractual services                                   -                    -                    -          2,155,728
                                            --------------     ----------------     ----------------          ---------
                                               6,663,901            1,448,096            1,160,736           39,865,122
                                               ---------            ---------            ---------           ----------

Net loss                                     $(6,585,469)         $(1,385,552)         $(1,105,461)
                                             ============         ============         ============

Deficit accumulated during the
  development stage                                                                                        $(35,995,567)
                                                                                                           ============

Net loss per share based on average
  number of shares outstanding during the
  period:
    Basic and diluted EPS                             $(.15)               $(.03)               $(.03)
                                                      ======               ======               ======

Average number of shares outstanding
    (basic and diluted)                           43,468,329           40,843,736           40,056,358
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                           For the period from
                                                                                                              Jan. 31, 1953
                                                                                                               (inception)
                                                                   Years ended December 31,                         to
                                                           2001              2000              1999           Dec. 31, 2001
                                                           ----              ----              ----           -------------
                                                                                                                  (Restated)
Operating activities:
Net loss                                                  $(6,585,469)     $(1,385,552)      $(1,105,461)       $(35,995,567)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                               -                -                 -            (632,974)
    Write off of unproved properties                        4,201,733                -                 -           5,501,247
    Common stock issued for services                                -                -                 -             119,500
    Compensation recognized for stock option grant                  -           75,000                 -              75,000
    Proceeds from relinquishment of surface
      rights and other recoveries                                   -                -                 -             498,906
  Net change in:
     Interest, accounts and notes receivable                   17,916          (15,937)           27,051             (23,604)
     Prepaid expenses                                         (29,699)          28,192           (37,809)           (353,596)
     Accrued liabilities                                      165,445          124,752             1,125             358,621
     Other assets                                             (62,525)            (421)             (247)            (90,391)
                                                         -------------  ---------------   ---------------      --------------
Net cash used in operating activities                      (2,292,599)      (1,173,966)       (1,115,341)        (30,542,858)
                                                           -----------      -----------       -----------        ------------

Investing activities:
  Additions to oil, gas, and mineral properties
    net of assets acquired for common stock                   (57,051)         (48,190)          (23,913)         (4,864,773)
  Marketable securities (net)                                       -          390,941         1,737,898                   -
  Reimbursement of lease rentals and
    other expenses                                                  -                -                 -           1,243,085
  Purchase of fixed assets                                                            -                 -            (61,649)
                                                        -------------  ----------------  ----------------       ------------
                                                                    -
Net cash provided by (used in) investing activities           (57,051)         342,751         1,713,985          (3,683,337)
                                                              --------         -------         ---------          -----------

Financing activities:
  Sale of common stock net of expenses                              -        3,138,765                 -          29,480,970
  Shares issued upon exercise of options                            -                -                 -             884,249
  Sale of shares by subsidiary                                      -                -                 -             750,000
  Sale of subsidiary shares                                                                                        3,720,000
                                                        -------------- ----------------  ----------------          ---------
                                                                    -                -                 -
Net cash provided by financing activities                                    3,138,765                            34,835,219
                                                        --------------       ---------   ----------------         ----------
                                                                    -                                  -
Net increase (decrease) in cash and                        (2,349,650)       2,307,550           598,644             609,024
cash                    equivalents
Cash and cash equivalents at beginning of period            2,958,674          651,124            52,480                      -
                                                         ------------   --------------      ------------   --------------------
Cash and cash equivalents at end of period               $    609,024     $  2,958,674        $  651,124          $  609,024
                                                         ============     ============        ==========          ==========


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
      For the period from January 31, 1953 (inception) to December 31, 2001

                                                                                                                 Capital in
                                                                 Number of                 Common                  Excess
                                                                   Shares                  Stock                of Par Value
Shares issued for net assets and unrecovered costs
   at inception                                                    5,790,210              $  579,021             $ 1,542,868
Sales of common stock                                             26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options                         510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                       54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                         84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                         95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                          -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                         -                      -                 117,025
                                                            -----------------       ----------------            ------------
Balance at December 31, 1990                                      33,363,632               4,003,636              19,395,084
Sale of subsidiary shares                                                   -                      -                 300,000
                                                            -----------------       ----------------            ------------
Balance at December 31, 1991                                      33,363,632               4,003,636              19,695,084
Sale of subsidiary shares                                                   -                      -                 390,000
                                                            -----------------       ----------------            ------------
Balance at December 31, 1992                                      33,363,632               4,003,636              20,085,084
Sale of subsidiary shares                                                   -                      -               1,080,000
                                                            -----------------       ----------------             -----------
Balance at December 31, 1993                                      33,363,632               4,003,636              21,165,084
Sale of subsidiary shares                                                   -                      -                 630,000
                                                            -----------------       ----------------            ------------
Balance at December 31, 1994                                      33,363,632               4,003,636              21,795,084
Sale of subsidiary shares                                                   -                      -                 600,000
                                                            -----------------       ----------------            ------------
Balance at December 31, 1995                                      33,363,632               4,003,636              22,395,084
Sale of common stock                                               6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                  -                       -                 480,000
Exercise of stock options                                             10,000                   1,200                  12,300
                                                               -------------            ------------           -------------
Balance at December 31, 1996                                      40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                  -                       -                 240,000
Exercise of stock options                                             10,000                   1,200                  10,050
                                                               -------------            ------------           -------------
Balance at December 31, 1997,1998 and 1999                        40,056,358               4,806,763              28,693,033
Sale of common stock                                               3,411,971                 409,436               2,729,329
Compensation recognized for stock option grant                               -                       -                75,000
                                                            ------------------     -------------------       ---------------
Balance at December 31, 2000 and 2001                             43,468,329             $ 5,216,199            $ 31,497,362
                                                                 ============            ============           ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


1.       Summary of significant accounting policies

Consolidation

         The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd. (Coastal Caribbean) and its majority owned subsidiary, Coastal Petroleum Company (Coastal Petroleum), referred to collectively as the Company. The Company, which has been engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. During the year 2001, the Company concluded that the value of its leases has been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, has recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties. See Note 4. Litigation. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and cash equivalents

         The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                      December 31,
                                              ------------------------
                                               2001              2000
                                           ------------        -----------
Cash                                     $     111,682       $    159,834
Federal Home Loan Bank discount notes          497,342          2,798,840
                                          ------------        -----------
                                         $     609,024        $ 2,958,674
                                         =============        ===========

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

Unproved Oil, Gas and Mineral Properties

         The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized.

1.       Summary of significant accounting policies (Cont'd)

Since the Company's properties were undeveloped and nonproducing and the subject of litigation, capitalized costs were not being amortized.

         The capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

         The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida.

        During the year 2001, the Company concluded that the value of its leases has been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, has recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties to reflect the write off of these costs. See Note 4. Litigation. All future costs incurred in connection with the Company's Florida leases will be expensed as incurred. During 2001, the Company restated the deficit accumulated during the development stage to reflect a write off of certain costs incurred prior to December 31, 1960 attributable to dry holes on abandoned leases as follows:

     Deficit accumulated during the development stage
     Balance at December 31, 2000 as previously reported       $28,747,058
     Write off of unproved properties                              663,040
                                                             -------------
     Balance at December 31, 2000 as restated                  $29,410,098
                                                               ===========

Sale of Subsidiary Shares

         All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

Loss Per Share

         Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

1.       Summary of significant accounting policies (Cont'd)

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Going Concern

         The Company has a limited amount of working capital, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, as discussed in Note 4, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 27, 2001, the Leon County Circuit Court set a trial date for two weeks beginning September 30, 2002 for Coastal Petroleum's lawsuit against the State of Florida. The cost of that litigation has been substantial and will require the Company to obtain additional capital. On January 10, 2002, the Company filed a registration statement for the sale of its common stock, which has not yet been declared effective by the Securities and Exchange Commission. The terms of the offering have not yet been determined. There can be no assurances that funds on hand or realized or realizable on the sales of the Company's shares described in Note 5 will be sufficient to allow the Company to survive until such litigation is concluded. The Company believes the funds on hand at December 31, 2001 are sufficient to pay the expenses associated with the proposed rights offering and to fund the Company's operations through the second quarter of 2002. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.       Coastal Petroleum Company - Minority Interests

         In 1992, Coastal Caribbean granted Lykes Minerals Corp. (Lykes), a wholly owned subsidiary of Lykes Bros. Inc., an option to acquire 78 shares of Coastal Petroleum at $40,000 per share. Lykes exercised all of its options to purchase Coastal Petroleum shares at a total cost of $3,120,000 and as of December 31, 2001 and 2000, held 26.7% of Coastal Petroleum.

         The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to
2.       Coastal Petroleum Company - Minority Interests (Cont'd)

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

         As of December 31, 2001 and 2000, Coastal Petroleum shares were owned as follows:
                                                 Shares              %
                                                 ------             ---
        Coastal Caribbean                           173             59.3
        Lykes                                        78             26.7
        Others                                       41             14.0
                                                     --             ----
                                                    292             100.0
                                                    ===             =====

         Coastal Caribbean has been making loans to Coastal Petroleum, its majority owned subsidiary, in order for Coastal Petroleum to continue the Florida Litigation and pay its operating expenses. At December 31, 2001, the amount of these loans totaled $20,826,287 and the accumulated interest on the loans totaled $5,758,768 for a total indebtedness of $26,585,055. All such loans and interest have been eliminated in consolidation, as Coastal Caribbean is required to record 100% of the losses of Coastal Petroleum because the minority interests have been fully liquidated and have no further obligation to fund Coastal Petroleum.

3.       Unproved oil, gas and mineral properties

         Coastal Petroleum holds three unproved and nonproducing oil, gas and mineral leases granted by the Trustees of the Internal Improvement Fund of the State of Florida (Trustees). These leases cover submerged and unsubmerged lands, principally along the Florida Gulf Coast, and certain inland lakes and rivers throughout the State.

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


3.       Unproved oil, gas and mineral properties (Cont'd)

         The three leases have a term of 40 years from January 6, 1976 and require the payment of annual lease rentals of totaling $59,247; if oil, gas or minerals are being produced in economically sustainable quantities at January 6, 2016, these operations will be allowed to continue until they become uneconomic. The drilling requirements are governed by Chapter 20680, Laws of Florida, Acts of 1941. Under the 1941 Act, a lessee is required to drill at least one test well on lands leased in each five year period under the term of the lease. The Company believes that it is current in fulfilling its drilling requirements.

         The working interest areas of the three leases are subject to royalties payable to the Trustees of 12 1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulfur and 13/600ths as to other minerals.

         During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge in the amount of $4,201,733 to reflect the write off of these costs. See Note 4. Litigation. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. The following is a summary of the cost of unproved oil, gas and mineral properties at December 31, 2000 and 1999, accounted for under the full cost method, all of which are located in Florida:

                                                        2000           1999
                                                     ------------  ------------
                                                      (Restated)     (Restated)

Lease acquisition costs                              $   877,797    $   877,797
Lease and royalty costs (principally legal fees)         585,348        585,348
Lease rentals                                          2,485,138      2,425,892
Other exploratory expenses                             1,228,510      1,239,566
Salaries                                                 457,708        457,708
                                                    ------------   ------------
                                                       5,634,501      5,586,311
                                                     -----------    -----------
Deduct:
  Reimbursement for lease rentals and other expenses   1,243,085      1,243,085
  Proceeds from relinquishment of surface rights         246,733        246,733
                                                    ------------   ------------
                                                       1,489,819      1,489,819
                                                     -----------    -----------
    Total unproved oil, gas and mineral properties    $4,144,682     $4,096,492
                                                      ==========     ==========

4.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's denial of a permit constitutes a taking of Coastal 4. (Litigation (Cont'd) --------------------

Petroleum's property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

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

Lease Taking Case

         On June 26, 2000, the First District Court of Appeal affirmed an earlier ruling that the Florida Department of Environmental Protection (DEP) could deny Coastal Petroleum a permit to drill an exploratory well about nine miles south of St. George Island in the Florida Panhandle. While the appeals court held that the DEP could take such action on the basis of a compelling public purpose in not allowing offshore oil and gas drilling in Florida, the court also found that the DEP's action would be unconstitutional "if just compensation is not paid for what is taken." The appeals court stated that whether the denial of the permit constituted a taking of Coastal Petroleum's property should be determined by the Circuit Court.

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A .

         On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit. On May 22, 2001, the royalty holders appealed the Circuit Court's order granting them limited intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal Petroleum's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the 4. Litigation (Cont'd)

appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, 2001, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal is currently considering the matter.

         Counsel for the appealing royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum has informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

         On March 5, 2001, the State filed a Motion to Dismiss Coastal Petroleum's complaint. After the Motion was denied, discovery, which had been suspended pending the outcome of the Motion to Dismiss, resumed. Some depositions have now been taken, documents have been exchanged and discovery is expected to continue until the court ordered cutoff date of August 25, 2002.

         On November 27, 2001, the Leon County Circuit Court set a trial date of September 30, 2002. The Court has set aside two weeks for the trial on the issue of whether the State has taken Coastal Petroleum's lease. If the Court rules in Coastal Petroleum's favor, there will then be a second trial before a jury to determine the amount of compensation to be awarded. Both the decision of the Court and any decision of a jury are subject to appeals by any of the parties to the litigation.

Royalty Taking Case

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. In 1994, several of those third parties, including Coastal Caribbean which has approximately a 12% interest in any recovery, have instituted a separate lawsuit against the State. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking. The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2, 1999, the Circuit Court denied the State's motion to dismiss the plaintiffs' claim of inverse condemnation but dismissed several other claims.
4.       Litigation (Cont'd)


         On May 10, 2000, the State filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding.

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Counsel

         The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain (Gaylord Merlin) is Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord is the lead attorney for Gaylord Merlin. In addition, the law firm of Angerer & Angerer of Tallahassee, Florida is assisting Gaylord Merlin in the litigation.

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

Contingency Fees

         Coastal Petroleum has agreed to pay an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation to various law firms and current or former officers of the Company.

         The following contingencies have been granted to related parties:

                          Relationship to Coastal Petroleum at    Net Recovery
     Holder                        Date of Grant                  Percentage
---------------------            -------------                    ----------
  Benjamin W. Heath            Chairman of the Board                  1.25
   Phillip W. Ware                   President                        1.25
 Murtha Cullina LLP                   Counsel                         1.00
   James R. Joyce               Assistant Treasurer                    .30
                                                                       ---
        Total                                                         3.80
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

Uncertainty

         Coastal Petroleum or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final. In the event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and lead to production of any oil or gas in commercial quantities.

5.       Common Stock

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

5.       Common Stock (Cont'd)

         On October 23, 2000, the Company completed the sale of 3,411,971 shares of its common stock to its shareholders at $1.00 per share. The net proceeds to the Company were $3,138,765 after deducting the $273,206 cost of the offering.

     On January 10, 2002, the Company filed a registration statement for the sale of its common stock, which has not yet been declared effective by the Securities and Exchange Commission. The terms of the offering have not yet been determined. The proceeds of the offering, if any, will be used for general corporate purposes, including working capital and to continue the litigation against the State of Florida. The costs incurred in connection with the offering totaling $90,391 at December 31, 2001 are included in other assets.

The following represents shares issued upon sales of common stock:

                 Number                     Common         Capital in Excess
  Year        of Shares                      Stock         of Par Value
  ----        ---------                     ------         ------------
  1953          300,000                   $ 30,000             $654,000$
  1954           53,000                      5,300              114,365
  1955           67,000                      6,700              137,937
  1956           77,100                      7,710              139,548
  1957           95,400                      9,540              152,492
  1958          180,884                     18,088              207,135
  1959          123,011                     12,301              160,751
  1960          134,300                     13,430              131,431
  1961          127,500                     12,750               94,077
  1962            9,900                        990                8,036
  1963          168,200                     23,548               12,041
  1964          331,800                     46,452               45,044
  1965          435,200                     60,928              442,391
  1966          187,000                     26,180              194,187
  1967          193,954                     27,153              249,608
  1968           67,500                      9,450              127,468
  1969            8,200                      1,148               13,532
  1970          274,600                     32,952              117,154
  1971          299,000                     35,880               99,202
  1972          462,600                     55,512              126,185
  1973          619,800                     74,376              251,202
  1974          398,300                     47,796               60,007
  1975                -                          -             (52,618)
  1976                -                          -              (8,200)
  1977          850,000                    102,000            1,682,706
  1978           90,797                     10,896              158,343
  1979        1,065,943                    127,914            4,124,063
  1980          179,831                     21,580              826,763
  1981           30,600                      3,672              159,360
  1983        5,318,862                    638,263            1,814,642
  1985                -                          -             (36,220)
  1986        6,228,143                    747,378            2,178,471
  1987        4,152,095                    498,251            2,407,522
  1990        4,298,966                    515,876               26,319
  1996        6,672,726                    800,727            5,555,599
  2000        3,411,971                    409,436            2,729,329
              ---------                    -------            ---------
             36,914,183                 $4,434,177          $25,103,772
             ----------                 ----------          -----------

5.       Common Stock (Cont'd)

         The following represents shares issued upon exercise of stock options:

                Number                     Common     Capital in Excess
   Year     of  Shares                      Stock          of Par Value
   ----     ----------                     ------          ------------
   1955         73,000                    $ 7,300              $175,200
   1978          7,000                        840                 6,160
   1979        213,570                     25,628               265,619
   1980         76,830                      9,219               125,233
   1981        139,600                     16,752               227,548
   1996         10,000                      1,200                12,300
   1997         10,000                      1,200                10,050
               530,000                    $62,139              $822,110
               =======                    =======              ========

         Coastal Caribbean has reserved 7,800,000 shares which may be issued in exchange for Coastal Petroleum shares, as described in Note 2.

6.       Stock Option Plan

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

         During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company's common stock. On March 24, 2000, ten year options to purchase 700,000 shares of the Company's common stock were granted. A charge to legal expense in the amount of $75,000 for the issuance of 100,000 options to legal counsel was recorded. The charge was calculated using a Black-Scholes option-pricing model with the same assumptions as discussed below. Options are normally immediately vested and exercisable. The following table summarizes stock option activity:

Options outstanding                                              Number of Shares          Exercise Price ($)
-------------------                                              ----------------          ------------------
Outstanding and exercisable at December 31, 1998                     587,000                   1.13-2.625
     Expired                                                         (60,000)                     1.13
                                                                     -------
Outstanding and exercisable at December 31, 1999                     527,000                   1.13-2.625
     Expired                                                        (302,000)                    . 1.13
    Granted                                                          700,000                       .91
                                                                     -------
Outstanding  and  exercisable  at  December  31,  2000               925,000                   .91 -2.625
and 2001                                                             =======
                                                                                       (1.33 weighted average)
Available for grant at December 31, 2001                              55,000
----------------------------------------                              ======

6.       Stock Option Plan (Cont'd)

Summary of Options Outstanding at December 31, 2001

Year Granted                  Number of Shares                Expiration Date    Exercise Prices ($)
------------                  ----------------                ---------------    -------------------
Granted 1998                            225,000                May 19, 2003         2.625
Granted 2000                            700,000                Mar. 22, 2010          .91
                                        -------
Total                                   925,000
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

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model for 2000 were: risk free interest rate - 6.66%, expected life - 10 years, expected volatility - .741 and expected dividend - 0.

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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                            Amount                   Per Share
Net loss as reported - December 31, 2000   $(1,385,522)                 $(.03)
Stock option expense                          (450,000)                  (.01)
                                           ------------                  -----
Pro forma net loss - December 31, 2000     $(1,835,552)                 $(.04)
                                           ============                 ======

7.       Income taxes

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state income tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $13,218,000 at December 31, 2001 ($12,133,000 at December 31, 2000) and expire in varying amounts from 2002 through 2021 as follows: $2,931,000 in 2002, $824,000 in 2003, $647,000 in 2004, $550,000 in
2005, $418,000 in 2006, $549,000 in 2007, $480,000 in 2009, $571,000 in 2010,
$955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019,
$749,000 in 2020 and $1,884,000 in 2021. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company's deferred tax assets were as follows:

                                                 2001                2000
                                                 ----                ----
                                                                    (Restated)

  Net operating losses                          $4,974,000          $4,720,000
  Deferred intercompany interest deduction       2,167,000           1,453,000
  Write off of unproved properties               1,831,000             250,000
                                                 ---------             -------
  Total deferred tax assets                      8,972,000           6,423,000
  Valuation allowance                           (8,972,000)         (6,423,000)
                                                -----------         -----------
  Net deferred tax assets                       $        -          $         -
                                                ===========         ===========

8.       Related parties

         G&O'D INC provides accounting and administrative services, office facilities and support staff to the Company. G&O'D INC is owned by Mr. James R. Joyce, Treasurer and Assistant Secretary. During 2001, 2000 and 1999, G&O'D billed fees of $135,573, $155,440 and $144,495 respectively. The Company was billed $105,000 in 2001, $195,000 in 2000 and $65,000 in 1999 by the law firm of
Murtha Cullina LLP. Mr. Timothy L. Largay, a partner of the firm of Murtha Cullina LLP, is a director and Vice President of the Company. Notes receivable at December 31, 2001, represent a six month loan to an officer of the Company, payable on May 10, 2002 with interest at 4% per annum

9.       Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years ended December 31, 2001 and 2000:

2001                                                 QTR 1              QTR 2              QTR 3             QTR 4
----                                                 -----              -----              -----             -----
                                                      ($)                ($)                ($)               ($)

Total revenues                                            37                23                 13               5
Expenses                                                (729)             (623)              (499)        (4,813) (*)
                                                     --------         ---------           --------        -----------
Net loss                                                (692)             (600)              (486)        (4,808)
                                                     ========         =========           ========        =======
Per share (basic & diluted)                           (.02)              (.01)              (.01)          (.11)
                                                      =====              =====              =====          =====
Average number of shares outstanding                 43,468              43,468            43,468         43,468
                                                     ======              ======            ======         ======

2000                                                 QTR 1              QTR 2              QTR 3             QTR 4
----                                                 -----              -----              -----             -----
                                                        ($)                ($)                ($)               ($)

Total revenues                                            10                10                  4                 39
Expenses                                                (386)             (326)              (317)              (420)
                                                     --------         ---------           --------          ---------
Net loss                                                (376)             (316)              (313)              (381)
                                                     ========         =========           ========          =========
Per share (basic & diluted)                             (.01)              (.01)                (-)             (.01)
                                                       =====              =====                ===             =====
Average number of shares outstanding                  40,056             40,056             40,056            40,844
                                                      ======             ======             ======            ======

(*) During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge in the amount of $4,202 to reflect the write off of these costs

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

         The board of directors includes six members, two of whom, Messrs. Heath and Ware, also serve as executive officers. The board is divided into three classes, with each class serving a term of office of three years.

             Name                      Position                            Biographical Information

Class of 2002

Benjamin W. Heath                      Director          Mr.  Heath has been a director  since  1962.  He also serves
                                       President         as  Chairman  and a  director  of Coastal  Petroleum.  He is also a  director  of  Canada  Southern  Petroleum  Ltd.  Age eighty-six.

Phillip W. Ware                        Director          Mr. Ware, a geologist,  has been President and a director of
                                    Vice President       Coastal  Petroleum  since 1985. Mr. Ware has been a director since 1985.  Age fifty.
Class of 2003

Graham B. Collis                       Director          Mr. Collis,  a director since 1998, has been a member of the
                                       Secretary         law firm of Conyers Dill & Pearman,  Hamilton,  Bermuda, our
                                    Audit Committee      Bermuda counsel since 1995.  Age forty-one.

John D. Monroe                         Director          Mr.  Monroe  is  a  real  estate  broker  and  was  formerly
                                    Audit Committee      President of a real estate  brokerage and  development  firm in Naples,  Florida.  Mr. Monroe,  a director since 1981, is also  a  director  of  our  subsidiary,  Coastal  Petroleum.
                                                         Age seventy-five.


Class of 2004

             Name                      Position                            Biographical Information

Nicholas B. Dill                       Director          Mr.  Dill has been a  consultant  to the law firm of Conyers
                                                         Dill &  Pearman,  Hamilton,  Bermuda,  our  Bermuda  counsel since  2000.  Previous,  Mr.  Dill had been a member  of the firm for many years.  Mr.  Dill, a director  since 1997,  is
                                                         also  a  director  of  Worldwide   Securities  Ltd,  Bermuda
                                                         Electric  Light Co. Ltd.,  Bermuda  Waterworks  Ltd. and SAL
                                                         Ltd.  Age sixty-eight.

Timothy L. Largay                      Director          Timothy  L.  Largay  has been a  partner  in the law firm of
                                  Vice President and     Murtha  Cullina LLP,  Hartford,  Connecticut  since 1974. He
                                  Assistant Secretary    was elected a director and Vice  President of the Company on
                                                         January  15,  2001.  Mr.  Largay  is  also  a  director  and
                                                         Secretary of Canada  Southern  Petroleum Ltd. and a director of Magellan Petroleum  Corporation.  Murtha Cullina has been retained  by the  Company  for more than  five  years and is being retained during the current year.  Age fifty-eight.

         Our other executive officer is the Chief Financial Officer. All of the officers of Coastal Caribbean are elected annually by the board and report directly to it.

James R. Joyce                   Treasurer, Assistant    Mr. Joyce has been our Treasurer, Assistant Secretary and
                                  Secretary and Chief    Chief Financial Officer since 1994. He is also President,
                                   Financial             Officer Chief Financial Officer and a director of Magellan
                                                         Petroleum Corporation. Mr. Joyce is President of G&O'D
                                                         INC, a firm that provides accounting and administrative
                                                         services, office facilities and support to Coastal Caribbean and other clients. Age sixty-one.

         Only Messrs. Heath and Ware received direct compensation for their services as officers of Coastal Caribbean or Coastal Petroleum. The other non executive officers devote a small percentage of their professional time as officers on behalf of the companies except for Mr. Joyce, who devoted approximately 27% of his time during the year 2001.

         All of the named companies are engaged in oil, gas or mineral exploration and/or development except where noted. The business experience described for each director or executive officer above covers the past five years.

         We are not aware of any arrangements or understandings between any of the individuals named above and any other person by which any of the individuals named above was selected as a director and/or executive officer. We are not aware of any family relationship among the officers and directors of Coastal Caribbean or its subsidiary.

Item 11. Executive Compensation

         The following table sets forth certain summary information concerning the compensation of the Company's two executive officers. No other executive officer earned compensation in excess of $100,000 during the year 2001.

----------------------------------------------------------------------------------------------------------------------
                                             Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                          Annual Compensation Long Term
                                                                              Compensation
               Name and                                                          Award                All Other
          Principal Position                Year          Salary ($)        Options/SARs (#)      Compensation ($)
----------------------------------------------------------------------------------------------------------------------
Benjamin W. Heath, President and            2001            40,000                 -                 18,075 (1)
Chief Executive Officer                     2000            40,000              100,000              15,600 (1)
                                            1999            40,000                 -                 15,550 (1)
----------------------------------------------------------------------------------------------------------------------
Phillip W. Ware, Vice President             2001            92,000                 -                  13,800(2)
                                            2000            92,000              100,000               13,800(2)
                                            1999            92,000                 -                  13,800(2)
----------------------------------------------------------------------------------------------------------------------

 (1) Reimbursement for office expenses $12,075 in 2001, $9,600 in 2000, and $9,550 in 1999, and payments to a SEP-IRA pension plan $6,000 in 2001, 2000 and 1999.
(2) Payment to SEP-IRA pension plan.

Compensation of Directors

         All of our directors except for directors who are also executive officers receive annual directors' fees in the amount of $22,500. For the year 2001, Messrs. Collis, Dill, and Monroe each received directors' fees of $22,500 and Mr. Largay received $21,263 in fees. Effective February 20, 2002, Messrs. Collis, Dill, Largay and Monroe will defer the payment of all of their directors' fees until our working capital is at least $1 million.

Stock Options

         The following table provides information about unexercised stock options held by the Named Executive Officers at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------
                            Aggregated Option/SAR Exercises in 2001 and December 31, 2001
                                                  Option/SAR Values
-----------------------------------------------------------------------------------------------------------------------
                           Shares                          Number of Securities             Value of Unexercised
                          Acquired         Value          Underlying Unexercised                In-The-Money
                        On Exercise    Realized ($)          Options/SARs (#)                 Options/SARs ($)
                            (#)                            at December 31, 2001             at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
         Name                                           Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------

Benjamin W. Heath           -0-             -0-           100,000            -             9,000             -
Benjamin W. Heath           -0-             -0-            45,000            -              -0-              -
-----------------------------------------------------------------------------------------------------------------------

Phillip W. Ware             -0-             -0-           100,000            -             9,000             -
Phillip W. Ware             -0-             -0-            72,000            -              -0-              -
-----------------------------------------------------------------------------------------------------------------------


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table provides information as to the number of shares of our stock owned beneficially at December 31, 2001 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

                                                    Amount and Nature of
                                                    Beneficial Ownership
     Name and Address of                    Shares Held           Shares Subject
     Beneficial Owner                        Directly                to Option                    Percent of Class
--------------------------                   ---------              -----------                   ----------------

Leon S. Gross                                4,499,688                   -                              10.34
3900 Ford Road
Philadelphia, PA  19131

Lykes Minerals Corp.                             -                  7,800,000*                          15.2**
111 East Madison Street
P.O. Box 1690
Tampa, FL  33601
------------------------
*        Lykes Minerals Corp. has purchased a total of 78 shares of Coastal
         Petroleum which are convertible into 7,800,000 of our shares.

** Assumes all outstanding options held by Lykes Mineral Corp are exercised to acquire our shares.

Security Ownership of Management

         The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2001 by each director of the Company and by all directors and executive officers as a group:

                                       Amount and Nature of Beneficial Ownership

                                                 Shares Held Directly or
                                                        Indirectly                              Percent of
                                                ---------------------------
Name of Individual or Group                                                           Options      Class
---------------------------                                                           -------      -----
Graham B. Collis                                                  25,000(1)           112,000        *
Nicholas B. Dill                                                       -(2)           124,000        *
Benjamin W. Heath                                                 20,000              145,000        *
John D. Monroe                                                       400              136,000        *
Timothy L. Largay                                                 49,200              100,000        *
Phillip W. Ware                                                    3,791              172,000        *
Directors and executive officers
  as a group (a total of 7 persons)                              111,579              925,000       2.3%
----------------------
*        Less than 1%.

(1) Director of Lane Enterprises (Bermuda) Limited, a Bermuda company, which also owns 17,758 shares.
(2) Director of Brackish Pond Company Limited, a Bermuda company, which owns 3,355 shares.

Item 13.          Certain Relationships and Related Transactions

G&O'D INC
         During the year 2001, G&O'D INC charged us a total of $135,573 for accounting and administrative services, office facilities and support staff which includes two full time and two part time persons. Mr. James R. Joyce, the Company's Treasurer and Assistant Secretary, owns the firm of G&O'D whose fees are based on the time spent in performing services for us.

         There is no written agreement between G&O'D and the Company. The Company believes that the arrangement with G&O'D is as favorable to the Company as could be obtained from an unaffiliated third party.

Royalty Interests

         The State of Florida oil, gas and mineral leases held by Coastal Petroleum on approximately 3,700,000 acres of submerged lands along the Gulf Coast and certain inland lakes and rivers are subject to certain overriding royalties aggregating 1/16th as to oil, gas and sulphur, and 13/600ths as to minerals other than oil, gas and sulphur. Of the overriding royalties as to oil, gas and sulphur, a 1/90th overriding royalty, and of the overriding royalties on minerals other than oil, gas and sulphur, a 1/60th overriding royalty, is held by Johnson & Company, a Connecticut partnership which is used as a nominee by the members of the family of the late William F. Buckley. A trust, in which Mr. Heath has a 54.4% beneficial interest, has a beneficial interest in such royalty interest held by Johnson & Company. No payments have been made to Johnson & Company (or to the beneficial owners of such royalty interests) in more than forty years.

         In 1990, Coastal Petroleum granted to our current officers the following percentages of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

                                Percent of          Coastal Petroleum
          Name                  Net Recovery            Position
   ------------------           ------------        -----------------
   Benjamin W. Heath              1.25               Chairman of Board
   Phillip W. Ware                1.25                   President
   James R. Joyce                 0.30                   Treasurer

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements.
                           --------------------

                           The financial statements listed below and included
under Item 8 above are filed as part of this report.


                                                                          Page
Report of Independent Auditors                                             31

Consolidated balance sheets at December 31, 2001 and 2000                  32

Consolidated statements of operations for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001.
                                                                           33

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001.
                                                                           34

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2001
                                                                           35

Notes to consolidated financial statements. 36-49


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

(b)      Reports on Form 8-K.
         -------------------

         (i) On October 3, 2001, the Company filed a Current Report on Form 8-K to report that on October 1, 2001, the Leon County Circuit Court in Coastal Petroleum Company's lawsuit against the State of Florida on its own motion issued an order scheduling a case management conference for November 27, 2001. The order provided that counsel be prepared to discuss a discovery schedule, the setting of a trial date, and several other matters.

         (ii) On December 10, 2001, the Company filed a Current Report on Form 8-K to report that on November 27, 2001, the Company announced that Florida's Leon County Circuit Court set a trial date of September 30, 2002 for Coastal Petroleum's lawsuit against the State of Florida.


         (c)      Exhibits.
                  --------

                  The following exhibits are filed as part of this report:

Item Number

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.
                  --------------------------------------------------------------

                  Not applicable.

         3.       Articles of incorporation and By-Laws.

                  (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit
                           3. (a) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference.

                  (b) Bye-laws are incorporated by reference to Schedule 14(a) Proxy Statement filed on May 13, 1997 (File Number 001-04668).

         4. Instruments defining the rights of security holders, including indentures.
                  --------------------------------------------------------------

                  Not applicable.

         9.       Voting trust agreement.
                  ----------------------

                  Not applicable.

         10.      Material contracts.

                  (a) Drilling Lease No. 224-A, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference.

                  (b) Drilling Lease No. 224-B, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein be reference.

                  (c) Drilling Lease No. 248, as modified, between the Trustees of the Internal Improvement Fund of the State of Florida and Coastal Petroleum Company dated February 27, 1947 filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference.

                  (d) Memorandum of Settlement dated January 6, 1976 between Coastal Petroleum Company and the State of Florida filed as Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference.

                  (e) Agreement between the Company and Coastal Petroleum dated December 3, 1991 filed as Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference

                  (f) Agreement between Lykes Minerals Corp. and Coastal Caribbean and Coastal Petroleum dated October 16, 1992 filed as Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 1998 (File Number 001-04668) is incorporated herein by reference.

                  (g)      Stock Option Plan adopted March 7, 1995 filed as
                           Exhibit 4A to form S-8 dated July 28, 1995 (File Number 001-04668) is incorporated herein by reference.

                  (h) The decision Coastal Petroleum Company v. Florida Wildlife Federation et. al. of the First District Court of Appeal dated October 6, 1999 (St. George Island permit application case), is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on October 7, 1999 (File Number 001-04668).

                  (i) Complaint filed January 16, 2001 in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on January 18, 2001(File Number 001-04668).

         11.      Statement re: computation of per share earnings.
                  -----------------------------------------------

                  None.

         12.      Statement re: computation of ratios.
                  -----------------------------------

                  Not applicable.

         13. Annual report to security holders, Form 10-Q or quarterly report to security holders.
                  --------------------------------------------------------------

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

         21.      Subsidiaries of the registrant.
                  ------------------------------

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 59 1/4 % owned.

         22.      Published report regarding matters submitted to vote of
                  --------------------------------------------------------------
                  security holders.
                  -----------------

                  Not applicable.

         23.      Consent of experts and counsel.
                  ------------------------------

                  Consent of Ernst & Young LLP is filed herein.

         24.      Power of attorney.
                  -----------------

                  Not applicable.

         99.      Additional exhibits.
                  -------------------

                  (a) The decision Coastal Petroleum Company v. Florida Wildlife Federation et. al. of the First District Court of Appeal dated October 6, 1999 (St. George Island permit application case), is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on October 7, 1999 (File Number 001-04668).
..
                  (b) Complaint, filed January 16, 2001 in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on January 18, 2001 (File Number 001-04668).


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

                                       COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                 (Registrant)

                                   By /s/ Benjamin W. Heath
                                   --------------------------------------------
                                          Benjamin W. Heath, President and
                                          Chief Executive Officer


Dated:           March 14, 2002
        ------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





By /s/ Benjamin W. Heath               By /s/ James R. Joyce
   -----------------------------------    ------------------------------------
      Benjamin W. Heath                      James R. Joyce
      President, Director and Chief          Treasurer and Chief Financial and
      Executive Accounting Officer           Officer

Dated:            March 14, 2002         Dated:          March 14, 2002
       -------------------------------        --------------------------------


By /s/ Graham B. Collis                By /s/ Nicholas D. Dill
   -----------------------------------    ------------------------------------
       Grahem B. Collis                       Nicholas D. Dill
       Director                               Director

Dated:           March  14, 2002        Dated:            March  14, 2002
       -------------------------------        --------------------------------

By /s/ Timothy L. Largay               By /s/John D. Monroe
   -----------------------------------    ------------------------------------
          Timothy L. Largay                     John D. Monroe
           Director                             Director

Dated:            March  14, 2002       Dated:            March  14, 2002
       -------------------------------        --------------------------------

By /s/ Phillip W. Ware
   -----------------------------------
       Phillip W. Ware
       Director

Dated:            March  14, 2002
       -------------------------------

                                INDEX TO EXHIBITS


Exhibit No.         23.      Consent of Ernst & Young LLP