Form 10-Q
period 2002-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-05-14
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668
                       --------------

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
.................................................................................
             (Exact name of registrant as specified in its charter)

               BERMUDA                                       NONE
....................................          ...................................
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda            HM 11
.................................................................................
         (Address of principal executive offices)          (Zip Code)

                                  441-295-1422
.................................................................................
              (Registrant's telephone number, including area code)


.................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       |X| Yes |_| No

         The number of shares outstanding of the issuer's single class of common stock as of May 14, 2002 was 43,468,329.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION
                                                                          Page
ITEM 1 Financial Statements                                               ----

       Consolidated balance sheets at March 31, 2002 and
       December 31, 2001                                                    3

       Consolidated statements of operations for the three months ended March 31, 2002 and 2001 and for the period from January
       31, 1953 (inception) to March 31, 2002
                                                                            4
       Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001and for the period from January
       31, 1953 (inception) to March 31, 2002 and                           5

       Notes to consolidated financial statements                           6

ITEM 2 Management's  Discussion  and  Analysis  of  Financial
       Condition  and  Results  of Operations                               7

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk           10

                           PART II - OTHER INFORMATION

ITEM 5 Other Information                                                   11

ITEM 6 Exhibits and Reports on Form 8-K                                    11

       Signatures                                                          12

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          CONSOLIDATED BALANCES SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                            March 31,            December 31,
                                                                              2002                  2001
                                                                           -----------          -------------
                             ASSETS                                         (unaudited)              (Note)
Current assets:
  Cash and cash equivalents                                            $       271,475       $       609,024
  Interest and accounts receivable                                               1,661                 8,604
  Notes receivable                                                              15,000                15,000
  Prepaid expenses                                                             290,723               353,596
                                                                              --------              --------
          Total current assets                                                 578,859               986,224
                                                                              --------              --------

Contingent litigation claim (Note 4)                                                 -                     -

Deferred financing costs                                                       236,273                90,391
                                                                         -------------          ------------
Total assets                                                             $     815,132          $  1,076,615
                                                                         =============          ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $      360,732       $        71,677
  Accrued liabilities                                                          289,908               286,944
                                                                              --------              --------
                                                                               650,640               358,621
                                                                               -------               -------
Minority interests
                                                                                    -                      -
Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 43,468,329 shares                                          5,216,199             5,216,199
  Capital in excess of par value                                            31,497,362            31,497,362
                                                                            ----------            ----------
                                                                            36,713,561            36,713,561
  Deficit accumulated during the development stage                         (36,549,070)          (35,995,567)
                                                                           ------------          ------------
Total shareholders' equity                                                     164,491               717,994
                                                                          ------------           -----------
Total liabilities and shareholders' equity                                $    815,132           $ 1,076,615
                                                                          ============           ===========


       Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                      For the
                                                                                                    period from
                                                                                                   Jan. 31, 1953
                                                                 Three months ended                 (inception)
                                                                     March 31,                      to March 31,
                                                              2002                2001                  2002
                                                          ----------          ----------             ------------
Interest and other income                                 $    3,662          $   37,280             $  3,873,217
                                                          ----------          ----------             ------------

Expenses:
  Legal fees and costs                                       316,432             524,699               14,997,391
  Administrative expenses                                    193,755             150,404                8,600,995
  Salaries                                                    37,950              37,950                3,410,378
  Shareholder communications                                   9,028              15,248                3,894,523
  Write off of improved properties                                 -                   -                5,501,247
  Exploration costs                                                -                 480                  188,218
  Lawsuit judgments                                                -                   -                1,941,916
  Minority interests                                               -                   -                 (632,974)
  Other                                                            -                   -                  364,865
  Contractual services                                                 -                   -            2,155,728
                                                          ----------          ----------             ------------
                                                             557,165             728,781               40,422,287
                                                          ----------          ----------             ------------

Net loss                                                   $(553,503)          $(691,501)
                                                           ==========          ==========

Deficit accumulated during
  the development stage                                                                              $(36,549,070)
                                                                                                     =============

Net loss per share (basic & diluted)                         $(.01)              $(.02)
                                                             ======              ======

Average number of shares
  outstanding (basic & diluted)                           43,468,329          43,468,329
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)

                                                                                                      For the period from
                                                                                                         Jan. 31, 1953
                                                                         Three months ended               (inception)
                                                                              March 31,                       to
                                                                         2002              2001          Mar. 31, 2002
                                                                       ------------      ------------    -------------
Operating activities:
Net loss                                                                $(553,503)        $(691,501)      $(36,549,070)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Minority interest                                                          -                 -           (632,974)
    Write off of unproved properties                                            -                 -          5,501,247
    Common stock issued for services                                            -                 -            119,500
    Compensation recognized for stock option grant                              -                 -             75,000
    Recoveries from previously written off properties                                             -            252,173
  Net change in:
     Interest and accounts receivable                                       6,943             9,145             (1,661)
     Prepaid expenses                                                      62,873            33,826           (290,723)
     Accounts payable and accrued liabilities                             292,020           110,607            650,641
     Deferred financing costs                                            (145,882)              (83)          (236,273)
                                                                     -------------      ------------       ------------
                                                                                                (83)
Net cash used in operating activities                                    (337,549)         (538,006)       (31,112,140)
                                                                     -------------      ------------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                              -             2,195         (3,621,688)
  Proceeds from relinquishment of surface rights                                -                 -            246,733
  Notes receivable                                                              -                 -            (15,000)
  Purchase of fixed assets                                                      -                 -            (61,649)
                                                                  ----------------     ------------         ----------
Net cash provided by (used in) investing activities                              -            2,195         (3,451,604)
                                                                  ----------------     ------------         -----------

Financing activities:
  Sale of common stock net of expenses                                          -                 -         29,480,970
  Shares issued upon exercise of options                                        -                 -            884,249
  Sale of shares by subsidiary                                                  -                 -            750,000
  Sale of subsidiary shares                                                     -                 -          3,720,000
                                                                  ----------------  ----------------         ---------
Net cash provided by financing activities                                       -                 -         34,835,219
                                                                  ----------------  ----------------        ----------
Net increase (decrease) in cash and cash equivalents                     (337,549)         (535,811)           271,475
Cash and cash equivalents at beginning of period                          609,024         2,958,674                  -
                                                                     ------------      ------------         ----------
Cash and cash equivalents at end of period                           $    271,475      $  2,422,863         $  271,475
                                                                     ============      ============         ==========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                 March 31, 2002


ITEM 1   -    Financial Statements


Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note 2.  Litigation

         A motion for summary judgment by the State of Florida in the taking lawsuit is scheduled to be heard by the Leon County Circuit trial judge on June 13, 2002.

Note 3.  Loss per share

         Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 4.  Going Concern

         The Company has a limited amount of working capital, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 27, 2001, the Leon County Circuit Court set a trial date for two weeks beginning September 30, 2002 for Coastal Petroleum's lawsuit against the State of Florida. The cost of that litigation has been substantial and will require the Company to obtain additional capital. On January 10, 2002, the Company filed a registration statement for the sale of its common stock, which has not yet been declared effective by the Securities and Exchange Commission. The terms of the offering have not yet been determined. There can be no assurances that funds on hand or realized or realizable on the sales of the Company's shares will be sufficient to allow the Company to survive until such litigation is concluded. The Company believes the funds on hand at March 31, 2002 are sufficient to pay the expenses associated with the proposed rights offering and to fund the Company's operations through the second quarter of 2002. In addition, an estimated minimum amount of $500,000 would be necessary to fund the Company's operations through December 31, 2002. In the event that the offering of the Company's common stock is inadequate to fund the Company's capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              -----------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity and Capital Resources

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

         1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and

         2.       the substantial cost of continuing the litigation.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                              Short Term Liquidity

         At March 31, 2002, Coastal Caribbean had approximately $271,000 of cash and cash equivalents available and this amount should be sufficient to fund the Company's operations through the second quarter of 2002 and to pay the remaining expenses associated with the proposed rights offering of approximately $114,000. After June 30, 2002, the Company may have to suspend or cease operations unless and until the Company can secure additional financing. In addition, an estimated minimum amount of $500,000 would be necessary to fund the Company's operations through December 31, 2002. These funds are expected to be used for general corporate purposes, including lease rental payments of approximately $60,000 annually and to continue the litigation against the State of Florida. The estimated working capital necessary to fund the Company's operations, including the costs of the litigation and the proposed rights offering, for 2002 is approximately $2,400,000. In the event that the offering of the Company's common stock is inadequate to fund the Company's capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum. Effective February 20, 2002, the Company's directors, officers, legal counsel and administrative consultants have agreed to defer the payment of all of their salaries and fees until the Company has working capital of at least $1 million. The amount of this deferral, which is included in the 2002 working capital requirements of approximately $2,400,000, amounts to approximately $1,300,000 on an annual basis.

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

         In the event that the offering of the Company's common stock referred to above is inadequate to fund the Company's capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum.

Results of Operations

Three month period ended March 31, 2002 vs. March 31, 2001

         The Company incurred a loss of $554,000 for the 2002 quarter, compared to a loss of $692,000 for the comparable 2001 quarter.

         Interest and other income decreased 89% from $37,000 in the 2001 quarter to $4,000 in the 2002 quarter because of the lack of funds to invest.

         Legal fees and costs decreased 40% to $316,000 for the 2002 quarter, compared to $525,000 in the prior period. Legal fees and costs had increased in the 2001 period because on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State's motions to dismiss the lawsuit. The Company expects that the cost of the litigation will continue to be substantial in the year 2002.

         Administrative expenses increased 29% to $194,000 in the 2002 period compared to $150,000 in the 2001 period. Auditing and accounting expenses increased during the 2002 period to $88,000 compared to $63,000 in the 2001 period because of the costs associated with various filings with the Securities and Exchange Commission.

         Salaries did not change during the periods and remained at $38,000 in the 2002 quarter.


         Shareholder communications decreased 40% during the 2002 period to $9,000 from $15,000 in the 2001 period because during the 2001 period the Company's public relations costs increased as a result of the filing of the taking case in January 2001.

         Exploration costs decreased from $500 in the 2001 quarter to $0 in the 2002 quarter.


ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
              ---------------------------------------------------------

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities classified as cash and cash equivalents. At March 31, 2002, the carrying value of such investments was approximately $200,000, the fair value was $200,000 and the face value was $200,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                           PART II - OTHER INFORMATION

                                 March 31, 2002


ITEM 5   -    Other Information

         A motion for summary judgment by the State of Florida in the taking lawsuit is scheduled to be heard by the Leon County Circuit trial judge on June 13, 2002.

         Coastal Caribbean is currently a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to a shareholder. If, for any taxable year, the Company's passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2001, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company's US shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company's common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 March 31, 2002



                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                         Registrant




Date:  May  14, 2002                       By  /s/ James R. Joyce
                                        ---------------------------------------
                                              James R. Joyce
                                              Treasurer and Chief Accounting and
                                              Financial Officer