Form 10-K/A
period 2001-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-06-07
CIK 21239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

                                Amendment No. 1


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           December 31, 2001
                                   ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------  --------------------

                        Commission file number 001-04668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               BERMUDA                                         NONE
----------------------------------------                 ----------------------
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                        Identification No.)

           Clarendon House
            Church Street
          Hamilton, Bermuda                                    HM 11
-------------------------------------------              ----------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (441) 295-1422
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                            which registered
--------------------------------------        ----------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

This Form 10-K/A amends and restates in its entirety, and is substituted in lieu thereof, the Form 10-K previously filed by Coastal Caribbean Oils & Minerals, Ltd. (the "Company") on March 14, 2002 for the fiscal year ended December 31, 2001.

                         TABLE OF CONTENTS

                                                                           Page

                              PART I

           Risk Factors                                                      4

Item 1.    Business                                                         10

Item 2.    Properties                                                       16

Item 3.    Legal Proceedings                                                19

Item 4.    Submission of Matters to a Vote of Security Holders              24

                              PART II

Item 5.    Market for the Company's Common Stock and Related
           Stockholder Matters                                              24

Item 6.    Selected Consolidated Financial Information                      28

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        29

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       32

Item 8.    Financial Statements and Supplementary Data                      33

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              52

                             PART III

Item 10.   Directors and Executive Officers of the Company                  52

Item 11.   Executive Compensation                                           54

Item 12.   Security Ownership of Certain Beneficial Owners and Management   55

Item 13.   Certain Relationships and Related Transactions                   56

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  58

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

         In the unlikely event that we were to receive drilling permits related to the St. George Island prospect or other exploratory wells, we would be required to incur a significant amount of operating expenditures to commence drilling operations and would need to generate significant revenues to achieve profitability. We may not be able to achieve or sustain revenues, profitability or positive cash flow and cannot assure that profitability, if achieved, will be sustained.


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

         The State of Florida utilizes lawyers from the Florida Attorney General's Office, the Department of Environmental Protection and at least two private law firms to represent its interests in the litigation. In the event that our funds are exhausted before the conclusion of the litigation, we may be unable to conclude the litigation and might be required to cease business.

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

         Coastal Caribbean is currently a passive foreign investment company, or PFIC, for U. S. federal income tax purposes, which could result in negative tax consequences to you.

     If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2001, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2002. If Coastal Caribbean is a PFIC for any taxable year, then our U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

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

         (b)      Financial Information About Industry Segments.
                  ---------------------------------------------

                  Because the Company has been engaged in only one industry, namely, oil, gas and mineral exploration and development, this item is not applicable to the Company. See Item 8 for general financial information concerning the Company.

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

                  (2)      Risks Attendant to Foreign Operations.
                           -------------------------------------

                           Not applicable.

                  (3) Data which are not Indicative of Current or Future Operations.
                           --------------------------------------------------

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

         The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2001:


                   Current                  Current                 Current
                   Working                  Royalty                 Annual
Lease              Interest                 Interest                Rental
-----             --------                  --------                 ------
224-A and 224-B     800,000                2,250,000                $39,261
248                 450,000                  200,000                 19,986
                  ---------                ---------                -------
                  1,250,000                2,450,000                $59,247
                  =========                =========                =======

                    Acreage under lease at December 31, 2001

                                       Gross Acres (*)                                  Net Acres (**)
                           ----------------------------------------        -----------------------------------------
                               Undeveloped            Developed                Undeveloped            Developed
                               -----------            ---------                -----------            ---------
Working interest                  1,250,000             -0-                      1,250,000                  -0-
Royalty interest                  2,450,000             -0-                        153,125                  -0-
                                  ---------        --------------                ---------            -------------
    Total                         3,700,000             -0-                      1,403,125                  -0-
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

                                   Gross Acres           Net Acres
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
                                     =========           =========

(6)       Drilling Activity.
          -----------------

         None
..
 (7)      Present Activities.
          ------------------

          None

 (8)      Delivery Commitments.

          None.

Royalties and Other Interests

     In addition to royalties payable to the State of Florida as set forth above, Coastal Petroleum's leases are subject to several royalties and other interests. The leases are presently subject to overriding royalties aggregating 1/16 as to oil, gas and sulphur and 13/600ths as to minerals other than oil, gas and sulphur.

     We also have granted to certain officers, directors, counsel and consultants of Coastal Petroleum and Coastal Caribbean the right to receive a percentage of the net recoveries from the Florida Litigation. See Item 3 - "Legal Proceedings" and Item 13 - "Certain Relationships and Related Transactions."

Mineral Rights

     Coastal Petroleum's Leases 224-A, 224-B and 248 were determined by a Florida State court in 1960 to cover not only oil, gas and sulphur, but also all other minerals. Subsequent litigation has held that these other minerals do not embrace certain deposits of shell accumulated on water bottoms which had not yet become mineral, and that Lake Hancock is not within the area covered by Lease 224-B. Under the 1976 settlement agreement with the State of Florida, Coastal Petroleum retains a 5% royalty with respect to mineral production. However, it cannot conduct mining operations in 450,000-acre Lake Okeechobee without the prior approval of the State of Florida. Although Coastal Petroleum had conducted limited mineral exploration activities on its leases, the courts during the 1980's limited its rights to mine minerals. Coastal Petroleum has no independent knowledge of commercial deposits on its leases. Furthermore, Coastal Petroleum does not anticipate that the State would allow the open pit mining and heavy industrial activity that would be necessary to remove any minerals if they were to be present, given the State's objection to a single bore hole for an exploratory oil and gas well.

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

Contingency Fees

         In 1990, Coastal Petroleum considered that the following firms or individuals were important to the success of the litigation against the State of Florida and agreed to pay them an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation:

                                      Relationship to             Net Recovery
                                     Coastal Petroleum              Percentage
          Holder                     at Date of Grant
    ____________________            ___________________               ______
   Reasoner, Davis & Fox            Special Counsel                    2.00
       Robert J. Angerer            Litigation Counsel                 1.50
       Benjamin W. Heath           Chairman of the Board               1.25
        Phillip W. Ware                  President                     1.25
      Murtha Cullina LLP             Corporate Counsel                 1.00
  Ausley & McMullen, P.A. (*)         Special Counsel                   .75
        James R. Joyce              Assistant Treasurer                 .30
      Arthur B. O'Donnell        Vice President /Treasurer              .30
       James J. Gaughran                 Secretary                      .30
                                                                       ----
             Total                                                     8.65
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

                  None.
                                     PART II

Item 5.  Market for the Company's Common Stock and Related
                  Stockholder Matters

         (a)      Market Information.

         The principal market for the Company's common stock is the Boston Stock Exchange under the symbol CCOBF. The common stock is also traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF.OB. The quarterly high and low closing prices on the Boston Stock Exchange during the last two years were as follows:
----------------------------------------------------------------------
2001     1st quarter     2nd quarter   3rd quarter     4th quarter
----     -----------     -----------   -----------     -----------

High        1.81            1.75          1.32            1.05
Low          .85             .90           .85             .80
----------------------------------------------------------------------
2000     1st quarter     2nd quarter   3rd quarter     4th quarter
----     -----------     -----------   -----------     -----------

High        1.19            1.19          2.50            1.13
Low          .88             .53          1.00             .69
----------------------------------------------------------------------

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

         Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2001. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2002.

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

         Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2001. If the QEF election is made in a year other than the first year of the U.S. holder's holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.



(d)      Recent Sales of Unregistered Securities.

         None.

Item 6.  Selected Consolidated Financial Information

         The following selected consolidated financial information (in thousands) for the Company insofar as it relates to each of the five years in the period ended December 31, 2001 has been extracted from the Company's consolidated financial statements.


                                                                       Years ended December 31,
                                                          ----------------------------------------------------------
                                                           2001         2000         1999          1998         1997
                                                           ($)          ($)          ($)           ($)          ($)
                                                                   (Restated)   (Restated)   (Restated)    (Restated)

    Net loss                                              (6,585)      (1,386)      (1,105)      (1,155)       (1,611)
                                                          =======      =======      =======      =======       =======

    Net loss per share  (basic and diluted)                 (.15)        (.03)       (.03)         (.03)         (.04)
                                                             ====         ====        ====         =====         =====
    Cash and cash equivalents
    and marketable securities                                 609        2,959        1,042        2,181         3,749
                                                              ===        =====        =====        =====         =====
    Unproved oil, gas and,
    mineral properties (full cost method)                     -          4,145        4,097        4,073         3,732
                                                            =====        =====        =====        =====         =====

    Total assets                                            1,077        7,497        5,544        6,648         7,799
                                                            =====        =====        =====        =====         =====
    Shareholders' equity:
      Common stock                                          5,216        5,216        4,807        4,807         4,807
      Capital in excess of par value                       31,498       31,498       28,693       28,693        28,693
      Deficit accumulated during the
        development stage                                 (35,996)     (29,410)     (28,025)     (26,919)      (25,765)
                                                          --------     --------     --------     --------      --------
    Total shareholders' equity                                718        7,304        5,475        6,581         7,735
                                                          =======      ========     ========     ========      =======

    Common stock shares outstanding (average)              43,468       40,844       40,056       40,056        40,056
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

         During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge in the amount of $4,201,733 to reflect the write of the costs of unproved oil, gas and minerals properties. See Item 8. - Note 4. Litigation. During 2001, the Company restated the deficit accumulated during the development stage at December 31, 1997 to reflect a write off of certain costs incurred prior to December 31, 1960 attributable to dry holes on abandoned leases as follows (in thousands):

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

                              Short Term Liquidity

         At December 31, 2001, Coastal Caribbean had approximately $609,000 of cash and cash equivalents available and this amount should be sufficient to fund the Company's operations through the second quarter of 2002 and to pay the remaining expenses associated with the proposed rights offering of approximately $260,000. After June 30, 2002, the Company may have to suspend or cease operations unless and until the Company can secure additional financing. In addition, an estimated minimum amount of $500,000 would be necessary to fund the Company's operations through December 31, 2002. These funds are expected to be used for general corporate purposes, including lease rental payments of approximately $60,000 annually and to continue the litigation against the State of Florida. The estimated working capital necessary to fund the Company's operations, including the costs of the litigation and the proposed rights offering, for 2002 is approximately $2,400,000. Effective February 20, 2002, our directors, officers, legal counsel and administrative consultants have agreed to defer the payment of all of their salaries and fees until the Company has working capital of at least $1 million. The amount of this deferral, which is included in the 2002 working capital requirements of approximately $2,400,000, amounts to approximately $1,300,000 on an annual basis.

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

2001 vs. 2000
-------------

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

2000 vs. 1999
-------------

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

                                                /s/ Ernst & Young LLP

Stamford, Connecticut
March 8, 2002

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                  December 31,
                                                                             2001                  2000
                             ASSETS                                                              (Restated)
                             ------                                         ---------            ----------
Current assets:
  Cash and cash equivalents                                            $       609,024       $     2,958,674
  Interest and accounts receivable                                               8,604                41,520
  Notes receivable                                                              15,000                     -
  Prepaid expenses                                                             353,596               323,897
                                                                              --------            ----------
          Total current assets                                                 986,224             3,324,091
                                                                               -------             ---------

Unproved oil, gas and mineral properties
  (full cost method)                                                                 -             4,144,682


Contingent litigation claim (Note 4)                                                 -                     -

Other assets                                                                    90,391                27,866
                                                                          -------------        -------------
Total assets                                                              $  1,076,615          $  7,496,639
                                                                          ============          ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                   $      358,621        $      193,176
                                                                             ---------            ----------

Minority interests                                                                   -                     -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 43,468,329 shares                                          5,216,199             5,216,199
  Capital in excess of par value                                            31,497,362            31,497,362
                                                                            ----------            ----------
                                                                            36,713,561            36,713,561
  Deficit accumulated during the development         stage                 (35,995,567)          (29,410,098)
                                                                           ------------          ------------
Total shareholders' equity                                                     717,994             7,303,463
                                                                           -----------         -------------
Total liabilities and shareholders' equity                                $  1,076,615          $  7,496,639
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                                                       For the
                                                                                                                     period from
                                                                                                                    Jan. 31, 1953
                                                                                                                     (inception)
                                                                    Years ended December 31,                             to
                                                             2001                 2000                 1999         Dec. 31, 2001
                                                      ------------------  ------------------  ----------------   ------------------
                                                                                                                     (Restated)

Interest and other income                              $  78,432            $  62,544            $  55,275         $  3,869,555
                                                       ---------            ---------            ---------         ------------

Expenses:
  Legal fees and costs                                 1,670,446              633,521              405,380           14,680,959
  Administrative expenses                                533,579              535,325              474,027            8,407,240
  Salaries                                               151,800              151,800              157,550            3,372,428
  Shareholder communications                             105,863              107,852              102,825            3,885,495
  Write off of unproved properties                     4,201,733                    -                    -            5,501,247
  Exploration costs                                          480               19,598               20,954              188,218
  Lawsuit judgments                                            -                    -                    -            1,941,916
  Minority interests                                           -                    -                    -             (632,974)
  Other                                                        -                    -                    -              364,865
  Contractual services                                         -                    -                    -            2,155,728
                                                      ----------          -----------           ----------           ----------
                                                       6,663,901            1,448,096            1,160,736           39,865,122
                                                       ---------            ---------            ---------           ----------

Net loss                                             $(6,585,469)         $(1,385,552)         $(1,105,461)
                                                     ============         ============         ============

Deficit accumulated during the
  development stage                                                                                                $(35,995,567)
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                                For the period from
                                                                                                                     Jan. 31, 1953
                                                                                                                      (inception)
                                                                          Years ended December 31,                         to
                                                                  2001              2000              1999           Dec. 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Restated)
Operating activities:
Net loss                                                         $(6,585,469)     $(1,385,552)      $(1,105,461)       $(35,995,567)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Minority interest                                                     -                -                 -            (632,974)
    Write off of unproved properties                               4,201,733                -                 -           5,501,247
    Common stock issued for services                                       -                -                 -             119,500
    Compensation recognized for stock option grant                         -           75,000                 -              75,000
     Recoveries from previously written off properties                                      -                 -             252,173
  Net change in:
     Interest and accounts receivable                                 32,916          (15,937)           27,051              (8,604)
     Prepaid expenses                                                (29,699)          28,192           (37,809)           (353,596)
     Accrued liabilities                                             165,445          124,752             1,125             358,621
     Other assets                                                    (62,525)            (421)             (247)            (90,391)
                                                                  -----------      -----------      ------------       ------------
Net cash used in operating activities                             (2,277,599)      (1,173,966)       (1,115,341)        (30,774,591)
                                                                  -----------      -----------       -----------        ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                   (57,051)         (48,190)          (23,913)         (3,621,688)
  Proceeds from relinquishment of surface rights                           -                -                 -             246,733
  Marketable securities (net)                                              -          390,941         1,737,898                   -
  Notes receivable                                                   (15,000)               -                 -             (15,000)
  Purchase of fixed assets                                                                   -                 -            (61,649)
                                                                    ---------  -   ----------        ----------          ----------
                                                                           -
Net cash provided by (used in) investing activities                  (72,051)         342,751         1,713,985          (3,451,604)
                                                                     --------         -------         ---------          -----------

Financing activities:
  Sale of common stock net of expenses                                     -        3,138,765                 -          29,480,970
  Shares issued upon exercise of options                                   -                -                 -             884,249
  Sale of shares by subsidiary                                             -                -                 -             750,000
  Sale of subsidiary shares                                                                                               3,720,000
                                                                  ----------       ----------        ----------          ---------
                                                                           -                -                 -
Net cash provided by financing activities                                           3,138,765                            34,835,219
                                                                 -----------       ---------         ----------          ----------
                                                                           -                                  -
Net increase (decrease) in cash and cash  equivalents             (2,349,650)       2,307,550           598,644             609,024
Cash and cash equivalents at beginning of period                   2,958,674          651,124            52,480                   -
                                                                ------------   --------------      ------------         -----------
Cash and cash equivalents at end of period                      $    609,024     $  2,958,674        $  651,124          $  609,024
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

                                                                                                                      Capital in
                                                                       Number of                 Common                  Excess
                                                                         Shares                  Stock                of Par Value
Shares issued for net assets and unrecovered costs
   at inception                                                          5,790,210              $  579,021             $ 1,542,868
Sales of common stock                                                   26,829,486               3,224,014              16,818,844
Shares issued upon exercise of stock options                               510,000                  59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                             54,538                   5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                               84,210                   8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                               95,188                   9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                                -                 117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                              -                      -                 117,025
                                                                     -------------             -----------             -----------
Balance at December 31, 1990                                            33,363,632               4,003,636              19,395,084
Sale of subsidiary shares                                                        -                       -                 300,000
                                                                     --------------            -----------            ------------
Balance at December 31, 1991                                            33,363,632               4,003,636              19,695,084
Sale of subsidiary shares                                                        -                       -                 390,000
                                                                     --------------            -----------            ------------
Balance at December 31, 1992                                            33,363,632               4,003,636              20,085,084
Sale of subsidiary shares                                                        -                       -               1,080,000
                                                                    ---------------            -----------             -----------
Balance at December 31, 1993                                            33,363,632               4,003,636              21,165,084
Sale of subsidiary shares                                                         -                      -                 630,000
                                                                     --------------            -----------            ------------
Balance at December 31, 1994                                            33,363,632               4,003,636              21,795,084
Sale of subsidiary shares                                                        -                       -                 600,000
                                                                     --------------            -----------            ------------
Balance at December 31, 1995                                            33,363,632               4,003,636              22,395,084
Sale of common stock                                                     6,672,726                 800,727               5,555,599
Sale of subsidiary shares                                                        -                       -                 480,000
Exercise of stock options                                                   10,000                   1,200                  12,300
                                                                     -------------             -----------           -------------
Balance at December 31, 1996                                            40,046,358               4,805,563              28,442,983
Sale of subsidiary shares                                                        -                       -                 240,000
Exercise of stock options                                                   10,000                   1,200                  10,050
                                                                     -------------            ------------           -------------
Balance at December 31, 1997,1998 and 1999                              40,056,358               4,806,763              28,693,033
Sale of common stock                                                     3,411,971                 409,436               2,729,329
Compensation recognized for stock option grant                                   -                       -                  75,000
                                                                     --------------           -------------            -----------
Balance at December 31, 2000 and 2001                                   43,468,329             $ 5,216,199            $ 31,497,362
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

Cash and cash equivalents

         The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                    December 31,
                                                ------------------------
                                            2001                     2000
                                       -------------              -------------
Cash                                   $     111,682              $    159,834
Federal Home Loan Bank discount notes        497,342                 2,798,840
                                       -------------               -----------
                                       $     609,024               $ 2,958,674
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

                                                                             2000                 1999
                                                                      -----------------    -----------
                                                                       (Restated)           (Restated)

Lease acquisition costs                                               $   877,797          $   877,797
Lease and royalty costs (principally legal fees)                          585,348              585,348
Lease rentals                                                           2,485,138            2,425,892
Other exploratory expenses                                              1,228,510            1,239,566
Salaries                                                                  457,708              457,708
                                                                     ------------         ------------
                                                                        5,634,501            5,586,311
                                                                      -----------          -----------
Deduct:
  Reimbursement for lease rentals and other expenses                    1,243,085            1,243,085
  Proceeds from relinquishment of surface rights                          246,733              246,733
                                                                     ------------         ------------
                                                                        1,489,819            1,489,819
                                                                      -----------          -----------
    Total unproved oil, gas and mineral properties                     $4,144,682           $4,096,492
                                                                       ==========           ==========

4.       Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's denial of a permit constitutes a taking of Coastal Petroleum's property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

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

         The following contingencies have been granted to related parties:

                      Relationship to Coastal Petroleum at       Net Recovery
     Holder                      Date of Grant                   Percentage
-------------------              -------------                   ----------
  Benjamin W. Heath           Chairman of the Board                  1.25
   Phillip W. Ware                  President                        1.25
 Murtha Cullina LLP                  Counsel                         1.00
   James R. Joyce              Assistant Treasurer                    .30
                                                                      ---
        Total                                                        3.80
                                                                     ====

         In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee equal to the greater of:

         (b) approximately 90% of the statutory award of attorneys' fees ( discussed above), less the hourly fees paid to Gaylord Merlin, or

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

The following represents shares issued upon sales of common stock:


                                               Number                       Common        Capital in Excess
                Year                          of Shares                      Stock         of Par Value
                ----                          ---------                     ------         ------------
                1953                            300,000                   $ 30,000             $654,000
                1954                             53,000                      5,300              114,265
                1955                             67,000                      6,700              137,937
                1956                             77,100                      7,710              139,548
                1957                             95,400                      9,540              152,492
                1958                            180,884                     18,088              207,135
                1959                            123,011                     12,301              160,751
                1960                            134,300                     13,430              131,431
                1961                            127,500                     12,750               94,077
                1962                              9,900                        990                8,036
                1963                            168,200                     23,548               12,041
                1964                            331,800                     46,452               45,044
                1965                            435,200                     60,928              442,391
                1966                            187,000                     26,180              194,187
                1967                            193,954                     27,153              249,608
                1968                             67,500                      9,450              127,468
                1969                              8,200                      1,148               13,532
                1970                            274,600                     32,952              117,154
                1971                            299,000                     35,880               99,202
                1972                            462,600                     55,512              126,185
                1973                            619,800                     74,376              251,202
                1974                            398,300                     47,796               60,007
                1975                                  -                          -             (52,618)
                1976                                  -                          -              (8,200)
                1977                            850,000                    102,000            1,682,706
                1978                             90,797                     10,896              158,343
                1979                          1,065,943                    127,914            4,124,063
                1980                            179,831                     21,580              826,763
                1981                             30,600                      3,672              159,360
                1983                          5,318,862                    638,263            1,814,642
                1985                                  -                                        (36,220)
                                                                                 -
                1986                          6,228,143                    747,378            2,178,471
                1987                          4,152,095                    498,251            2,407,522
                1990                          4,298,966                    515,876               26,319
                1996                          6,672,726                    800,727            5,555,599
                2000                          3,411,971                    409,436            2,729,329
                                              ---------                    -------            ---------
                                             36,914,183                 $4,434,177          $25,103,772
                                             ----------                 ----------          -----------

         The following represents shares issued upon exercise of stock options:

                                               Number                       Common        Capital in Excess
                Year                          of Shares                      Stock         of Par Value
                ----                          ---------                     ------         ------------
                1955                             73,000                    $ 7,300              $175,200
                1978                              7,000                        840                 6,160
                1979                            213,570                     25,628               265,619
                1980                             76,830                      9,219               125,233
                1981                            139,600                     16,752               227,548
                1996                             10,000                      1,200                12,300
                1997                             10,000                      1,200                10,050
                                                -------                    -------              --------
                                                530,000                    $62,139              $822,110
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

Options outstanding                                              Number of Shares          Exercise Price ($)
-------------------                                              ----------------          ------------------
Outstanding and exercisable at December 31, 1998                     587,000                   1.13-2.625
     Expired                                                         (60,000)                     1.13
                                                                     -------
Outstanding and exercisable at December 31, 1999                     527,000                   1.13-2.625
     Expired                                                        (302,000)                    . 1.13
     Granted                                                         700,000                       .91
                                                                     -------
Outstanding  and  exercisable  at  December  31,  2000  and 2001     925,000                   .91 -2.625
                                                                     =======
                                                                                       (1.33 weighted average)
Available for grant at December 31, 2001                              55,000
----------------------------------------                              ======

Summary of Options Outstanding at December 31, 2001

Year Granted   Number of Shares    Expiration Date    Exercise Prices ($)
------------   ----------------    ---------------    -------------------
Granted 1998       225,000          May 19, 2003         2.625
Granted 2000       700,000          Mar. 22, 2010         .91
                   -------
Total              925,000
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

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                Amount          Per Share
Net loss as reported - December 31, 2000      $ (1,385,522)        $(.03)
Stock option expense                              (450,000)         (.01)
                                               ------------         -----
Pro forma net loss - December 31, 2000         $(1,835,552)        $(.04)
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

                                             2001                 2000
                                           ---------------     ------------
                                                                (Restated)

 Net operating losses                       $4,974,000          $4,720,000
 Deferred intercompany interest deduction    2,167,000           1,453,000
 Write off of unproved properties            1,831,000             250,000
                                             ---------             -------
 Total deferred tax assets                   8,972,000           6,423,000
 Valuation allowance                        (8,972,000)         (6,423,000)
                                            -----------         -----------
 Net deferred tax assets                    $        -          $        -
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

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years ended December 31, 2001 and 2000:

2001                                                 QTR 1              QTR 2              QTR 3             QTR 4
------------------------------------------------------------------------------------------------------------------
                                                      ($)                ($)                ($)               ($)

Total revenues                                            37                23                 13              5
Expenses                                                (729)             (623)              (499)        (4,813) (*)
                                                       ------            ------             ------        -------
Net loss                                                (692)             (600)              (486)        (4,808)
                                                       ======            ======             ======        =======
Per share (basic & diluted)                            (.02)              (.01)              (.01)          (.11)
                                                       =====              =====              =====          =====
Average number of shares outstanding                  43,468              43,468            43,468         43,468
                                                      ======              ======            ======         ======

2000                                                 QTR 1              QTR 2              QTR 3             QTR 4
------------------------------------------------------------------------------------------------------------------
                                                      ($)                ($)                ($)               ($)

Total revenues                                            10                10                  4               39
Expenses                                                (386)             (326)              (317)            (420)
                                                       ------           -------            ------            ------
Net loss                                                (376)             (316)              (313)            (381)
                                                       ======           =======             ======           ======
Per share (basic & diluted)                            (.01)              (.01)                (-)           (.01)
                                                       =====              =====                ===            =====
Average number of shares outstanding                  40,056             40,056             40,056           40,844
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

     Only Messrs. Heath and Ware received direct compensation for their services as officers of Coastal Caribbean or Coastal Petroleum. Mr. Heath and Mr. Ware devote approximately 50% and 100% respectively of their professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum. The other non executive officers devote a small percentage of their professional time as officers on behalf of the companies except for Mr. Joyce, who devoted approximately 27% of his time during the year 2001.

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

----------------------------------------------------------------------------------------------------------------------
                                             Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                          Annual Compensation Long Term
                                                                              Compensation
               Name and                                                          Award                All Other
          Principal Position                Year          Salary ($)        Options/SARs (#)      Compensation ($)
----------------------------------------------------------------------------------------------------------------------
Benjamin W. Heath, President and            2001            40,000                 -                 18,075 (1)
Chief Executive Officer                     2000            40,000              100,000              15,600 (1)
                                            1999            40,000                 -                 15,550 (1)
----------------------------------------------------------------------------------------------------------------------
Phillip W. Ware, Vice President             2001            92,000                 -                 13,800 (2)
                                            2000            92,000              100,000              13,800 (2)
                                            1999            92,000                 -                 13,800 (2)
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

Security Ownership of Management

         The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2001 by each director of the Company and by all directors and executive officers as a group:

                                                                 Amount and Nature of Beneficial
                                                                            Ownership
                                                 Shares Held Directly or
                                                        Indirectly
                                                ---------------------------                     Percent of
Name of Individual or Group                                                           Options      Class
---------------------------                                                           -------      -----
Graham B. Collis                                           25,000 (1)                 112,000        *
Nicholas B. Dill                                                - (2)                 124,000        *
Benjamin W. Heath                                           20,000                    145,000        *
John D. Monroe                                                 400                    136,000        *
Timothy L. Largay                                           49,200                    100,000        *
Phillip W. Ware                                              3,791                    172,000        *
                                                         ------------               -----------
Directors and executive officers
  as a group (a total of 7 persons)                        111,579                    925,000       2.3%
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

         In 1990, Coastal Petroleum granted to our current officers the following percentages of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

                                               Percent of
                                             net recovery     Coastal Petroleum
                            Name                                   Position
                  ------------------------  --------------    -----------------
                Benjamin W. Heath              1.25           Chairman of Board
                Phillip W. Ware                1.25                President
                James R. Joyce                 0.30                Treasurer

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements.
                           --------------------

                           The financial statements listed below and included
under Item 8 above are filed as part of this report.


                                                                          Page
Report of Independent Auditors                                             33

Consolidated balance sheets at December 31, 2001 and 2000                  34

Consolidated statements of operations for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001.
                                                                           35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001 and for the period from January 31, 1953 (inception) to December 31, 2001.
                                                                           36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2001
                                                                           37

Notes to consolidated financial statements.                               38-51


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

                  (b) Bye-laws are incorporated by reference to Schedule 14(a) Proxy Statement filed on May 13, 1997 (File Number 001-04668).

         4. Instruments defining the rights of security holders, including indentures.
                  -------------------------------------------------------------

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

         11.      Statement re: computation of per share earnings.
                  -----------------------------------------------

                  None.

         12.      Statement re: computation of ratios.
                  -----------------------------------

                  Not applicable.

         13. Annual report to security holders, Form 10-Q or quarterly report to security holders
                  -------------------------------------------------------------

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

         21.      Subsidiaries of the registrant.
                  ------------------------------

                  The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 59 1/4 % owned.

         22. Published report regarding matters submitted to vote of security holders.
                  -------------------------------------------------------------

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


Dated:           June 6, 2002
        ------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ Benjamin W. Heath                                               By /s/ James R. Joyce
   -------------------------------------------------                      ----------------------------------------
      Benjamin W. Heath                                                      James R. Joyce
      President, Director and Chief Executive                                Treasurer and Chief Financial and Officer
      Accounting Officer

Dated:          June 6, 2002                                      Dated:            June 6, 2002
       ------------------------------------------------                       ------------------------------------


By /s/ Graham B. Collis                                                By /s/ Nicholas D. Dill
   -----------------------------------------------------                  ------------------------------------------
       Graham B. Collis                                                       Nicholas D. Dill
       Director                                                               Director

Dated:           June 6, 2002                                        Dated:             June 6, 2002
       -----------------------------------------------                        -------------------------------------

By /s/ Timothy L. Largay                                               By /s/John D. Monroe
   ---------------------------------------------------------              ----------------------------------------
       Timothy L. Largay                                                     John D. Monroe
       Director                                                              Director

Dated:            June 6, 2002                                       Dated:           June 6, 2002
       -------------------------------------------------                      -------------------------------------

By /s/ Phillip W. Ware
   ----------------------------------------------------
          Phillip W. Ware
          Director

Dated:            June 6, 2002
-----------------------------------


                                INDEX TO EXHIBITS


Exhibit No.
----------


         23.      Consent of Ernst & Young LLP