Form 10-K/A
period 2001-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-06-14
CIK 21239

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

                     Coastal Caribbean Oils & Minerals, Ltd.
            ---------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 2

         The undersigned registrant hereby further amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as previously amended on June 7,2002) as set forth below:

 (List all such items, financial statements, exhibits or other portions amended)

         Risk Factors - Page 10, the following paragraph is amended to delete the underlined portion:

         In this Form 10-K and the documents that we incorporate by reference, we make statements that relate to our future plans, objectives, expectations and intentions that involve risks and uncertainties. We have based these statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "believe" and "estimate" and similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements within the meaning
                                                              ------------------
of the Private Securities Litigation Reform Act of 1995, and are subject to the
--------------------------------------------------------------------------------
safe harbor created by that Act.
-------------------------------

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -(1) Liquidity and Capital Resources, the following paragraph is amended to delete the underlined portion:

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as forward looking statements for
    --------------------------------------------                            ---
purposes of the "Safe Harbor Statement" under the Private Securities Litigation
-------------------------------------------------------------------------------
Reform Act of 1995. The Company cautions readers that forward looking statements
------------------
are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COASTAL CARIBBEAN OILS & MINERALS, LTD.
                        ---------------------------------------
                                  (Registrant)


                        By /s/ James R. Joyce
                           ----------------------------------------
                             James R. Joyce
                             Treasurer and Chief Financial
                             and Accounting Officer

Date:  June 14, 2002