Form 10-Q
period 2002-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-08-13
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of August 12, 2002 was 46,211,604.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                  JUNE 30, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements                                             Page
                                                                          ----

         Consolidated balance sheets at June 30, 2002 and
         December 31, 2001
                                                                             3

         Consolidated  statements  of  operations  for the three
         and six month periods ended June 30, 2002 and 2001 and
         for the period from  January  31,  1953  (inception)  to
         June 30, 2002                                                       4

         Consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 and for the period from January
         31, 1953 (inception) to June 30, 2002
                                                                             5

         Notes to consolidated financial statements                          6

ITEM 2   Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of Operations                              7

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk          13


                   PART II - OTHER INFORMATION

ITEM 5   Other Information                                                  14

ITEM 6   Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         16

                                       12
                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                          June 30,            December 31,
                                                                          --------            ------------
                                                                           2002                  2001
                                                                           ----                  ----
                             ASSETS                                     (unaudited)             (Note)
Current assets:
  Cash and cash equivalents                                              $      99,282         $     609,024
  Interest and accounts receivable                                               1,373                 8,604
  Notes receivable                                                              15,000                15,000
  Prepaid expenses                                                             229,695               353,596
                                                                              --------              --------
          Total current assets                                                 345,350               986,224
                                                                              --------              --------

Contingent litigation claim (Note 4)                                                 -                     -

Deferred financing costs                                                       370,610                90,391
                                                                            ----------         -------------
Total assets                                                               $   715,960           $ 1,076,615
                                                                           ===========           ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $ 1,157,630           $   358,621
                                                                           -----------           -----------

Minority interests                                                                  -                      -

Shareholders' equity:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 43,468,329 shares                                          5,216,199             5,216,199
  Capital in excess of par value                                            31,497,362            31,497,362
                                                                            ----------            ----------
                                                                            36,713,561            36,713,561
  Deficit accumulated during the development stage                         (37,155,231)          (35,995,567)
                                                                           ------------          ------------
Total shareholders' equity                                                    (441,670)              717,994
                                                                          ------------           -----------
Total liabilities and shareholders' equity                                $    715,960           $ 1,076,615
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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                                     For the
                                                                                                                   period from
                                                                                                                  Jan. 31, 1953
                                                                                                                   (inception)
                                                                                                                   to June 30,
                                      Three months ended June 30,            Six months ended June 30,                 2002
                                      ---------------------------          -------------------------------        --------------
                                         2002              2001                  2002                 2001
                                         ----              ----                  ----                 ----

Interest and other income                 $  477         $  23,466              $  4,139            $  60,746      $  3,873,694
                                          ------         ---------              --------            ---------      ------------

Expenses:
  Legal fees and costs                   363,324           384,262               679,756              908,961        15,360,715
  Administrative expenses                138,704           130,872               332,459              281,276         8,739,699
  Salaries                                37,950            37,950                75,900               75,900         3,448,328
  Shareholder communications               7,413            70,582                16,441               85,830         3,901,936
  Write off of unproved properties             -                 -                     -                    -         5,501,247
  Exploration costs                       59,247                 -                59,247                  480           247,465
  Lawsuit judgments                            -                 -                     -                    -         1,941,916
  Minority interests                           -                 -                     -                    -          (632,974)
  Other                                        -                 -                     -                    -           364,865
  Contractual services                         -                 -                      -                             2,155,728
                                       ---------        ----------           -----------          -----------       -----------
                                                                                                            -
                                         606,638           623,666             1,163,803            1,352,447        41,028,925
                                       ---------         ---------             ---------            ---------       -----------

Net loss                               $(606,161)        $(600,200)          $(1,159,664)         $(1,291,701)
                                       ==========        ==========          ============         ============

Deficit accumulated during
  the development stage                                                                                              $(37,155,231)
                                                                                                                    =============

Average number of shares
  outstanding (basic &
  diluted)                               43,468,329        43,468,329            43,468,329           43,468,329
                                         ==========        ==========            ==========           ==========

Net loss per share (basic & diluted)      $(.01)              $(.01)                $(.03)             $(.03)
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)

                                                                                                      For the period from
                                                                                                         Jan. 31, 1953
                                                                          Six months ended                (inception)
                                                                              June 30,                        To
                                                                              --------
                                                                         2002              2001          June 30, 2002
                                                                  ----------------- -----------------    -------------


Operating activities:
Net loss                                                              $(1,159,664)      $(1,291,701)      $(37,155,231)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                           -                 -           (632,974)
    Write off of unproved properties                                            -                 -          5,501,247
    Common stock issued for services                                            -                 -            119,500
    Compensation recognized for stock option grant                              -                 -             75,000
    Recoveries from previously written off properties                                             -            252,173
  Net change in:
     Interest and accounts receivable                                       7,231            22,486             (1,373)
     Prepaid expenses                                                     123,901            87,366           (229,695)
     Accounts payable and accrued liabilities                             799,009           (15,174)         1,157,630
     Deferred financing costs                                            (280,219)           27,866           (370,610)
                                                                     -------------     ------------      --------------
Net cash used in operating activities                                    (509,742)       (1,169,157)       (31,284,333)
                                                                     -------------       -----------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                              -             2,195         (3,621,688)
  Proceeds from relinquishment of surface rights                                -                 -            246,733
  Notes receivable                                                              -                 -            (15,000)
  Purchase of fixed assets                                                      -                             (61,649)
                                                                       -----------     ------------        ------------
                                                                                                  -
Net cash provided by (used in) investing activities                              -            2,195         (3,451,604)
                                                                      ------------     ------------         -----------

Financing activities:
  Sale of common stock net of expenses                                          -                 -         29,480,970
  Shares issued upon exercise of options                                        -                 -            884,249
  Sale of shares by subsidiary                                                  -                 -            750,000
  Sale of subsidiary shares                                                                                  3,720,000
                                                                     ------------      ------------          ---------
                                                                                -                 -
Net cash provided by financing activities                                                                   34,835,219
                                                                     ------------      ------------         ----------
                                                                                -                 -
Net increase (decrease) in cash and cash equivalents                     (509,742)       (1,166,962)            99,282
Cash and cash equivalents at beginning of period                          609,024         2,958,674                  -
                                                                      -----------      ------------          ---------
Cash and cash equivalents at end of period                            $    99,282      $  1,791,712          $  99,282
                                                                      ===========      ============          =========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                  June 30, 2002

ITEM 1        Financial Statements

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Note 2.  Litigation

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

Lease Taking Case (Lease 224-A)

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

     A motion for summary judgment by the State of Florida in the taking lawsuit (State Lease 224-A) was denied by the Leon County Circuit trial judge on June 13, 2002.

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

Lease Taking Case (Lease 224-B)

     On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. A decision on the motion is pending.

Note 3.       Loss per share

         Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 4.       Going Concern

         The Company has a limited amount of working capital, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County ITEM 1 Financial Statements

Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 27, 2001, the Leon County Circuit Court set a trial date for two weeks beginning September 30, 2002 for Coastal Petroleum's lawsuit against the State of Florida. The cost of that litigation has been substantial and required the Company to obtain additional capital. On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and the Company realized gross proceeds of approximately $1,370,000 on the sale of approximately 2,740,000 shares at $.50 per share.

         With the proceeds of rights offering, the Company should be able to fund its operations through June 30, 2003, provided that the Company's directors, officers, legal counsel and administrative consultants agree to continue to defer the payment of all of their salaries and fees. As of June 30, 2002, the amount of salaries and fees being deferred totaled approximately $922,000. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's long term capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity and Capital Resources

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and the substantial cost of continuing the litigation.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

                              Short Term Liquidity

         At June 30, 2002, Coastal Caribbean had approximately $99,000 of cash and cash equivalents available. On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and the Company realized gross proceeds of approximately $1,370,000 on the sale of 2,740,000 shares at $.50 per share.

         With the proceeds of rights offering, the Company should be able to fund its operations through June 30, 2003, provided that the Company's directors, officers, legal counsel and administrative consultants agree to continue to defer the payment of all of their salaries and fees. As of June 30, 2002, the amount of salaries and fees being deferred totaled approximately $922,000. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's long term capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

                               Long Term Liquidity

         On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

         On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico.

         The Company expects that the cost of the litigation will continue to be substantial. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's long term capital needs, the Company intends to explore other possible funding sources, particularly the other shareholders of Coastal Petroleum.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Results of Operations

Three months ended June 30, 2002 vs. June 30, 2001

         The Company incurred a loss of $606,000 for the 2002 quarter, compared to a loss of $600,000 for the comparable 2001 quarter.

         Interest income and other income decreased 98% from $23,000 in the 2001 quarter to $500 in the 2002 quarter because of the lack of funds to invest.

         Legal fees and costs decreased 5% to $363,000 for the 2002 quarter, compared to $384,000 in the prior period. Legal fees and costs were higher in the 2001 period as a result of Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State's motions to dismiss the lawsuit. The Company expects that the cost of the litigation will continue to be substantial in the year 2002.

         Administrative expenses increased 6% during the 2002 period to $139,000 compared to $131,000 in the 2001 period. Accounting and administrative expenses increased during the 2002 period to $47,000 compared to $38,300 in the 2001 period because of the costs associated with various filings with the Securities and Exchange Commission.

         Salaries did not change during the periods and remained at $38,000 in the 2002 quarter.

         Shareholder communications decreased 90% during the 2002 period to $7,000 compared to $71,000 in the 2001 period because the Company has not yet held its 2002 Annual Meeting of Shareholders.

         Exploration costs in the 2002 period represent the $59,000 in lease rentals paid to the State of Florida to maintain Coastal Petroleum's leases. During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and recorded an impairment charge to reflect the write off of these costs. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. All future costs incurred in connection with the Company's Florida leases are being expensed as incurred.

ITEM 2   -    Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations (Cont'd)
              ------------------------------

Six months ended June 30, 2002 vs. June 30, 2001

         The Company incurred a loss of $1,160,000 for the 2002 period, compared to a loss of $1,292,000 for the comparable 2001 period.

         Interest income and other income decreased 93% from $61,000 in 2001 to $4,000 in 2002 because of the lack of funds to invest.

         Legal fees and costs decreased 25% to $680,000 for 2002, compared to $909,000 in the prior period. Legal fees and costs were higher in the 2001 period as a result of Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State's motions to dismiss the lawsuit. The Company expects that the cost of the litigation will continue to be substantial in the year 2002.

         Administrative expenses increased 18% in 2002 to $332,000 from $281,000 in the 2001 period. Accounting and administrative expenses increased during the 2002 period to $107,000 compared to $79,000 in the 2001 period because of the costs associated with various filings with the Securities and Exchange Commission.

         Salaries did not change during the periods and remained at $76,000 in 2002.

         Shareholder communications decreased 81% during the 2002 period to $16,000 compared to $86,000 in the 2001 period because the Company has not yet held its 2002 Annual Meeting of Shareholders.

         Exploration costs increased from $500 in the 2001 period to $59,000 in 2002. The $59,000 in exploration costs in 2002 represent the lease rentals paid to the State of Florida to maintain Coastal Petroleum Company's offshore leases.

ITEM 3   -    Quantitative and Qualitative Disclosure About Market Risk
              ---------------------------------------------------------

         The Company does not have any significant exposure to market risk.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                   FORM 10-Q
                           PART II - OTHER INFORMATION

                                  June 30, 2002

ITEM 5   -    Other Information

         A motion for summary judgment by the State of Florida in the taking lawsuit (State Lease 224-A) was denied by the Leon County Circuit trial judge on June 13, 2002.

         On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. A decision on the motion is pending.

         On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and the Company realized gross proceeds of approximately $1,370,000 on the sale of 2,740,000 shares at $.50 per share.

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                   FORM 10-Q
                           PART II - OTHER INFORMATION

                                  June 30, 2002


         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.


ITEM 6   -    Exhibits and Reports on Form 8-K
------        --------------------------------

         (a)      Exhibits

                  99 (1)            Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section 906 of the Sarbanes-Oxley act of 2002 by Benjamin W. Heath

                  99 (2)            Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of the
                                    Sarbanes-Oxley act of 2002 by James R. Joyce


         (b)      Reports on Form 8-K

         On May 22, 2002, the Company filed a Current Report on Form 8-K to report that Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On May 28, 2002, the Company filed an amendment to the report to correct a typographical error.

         On June 18, 2002, the Company filed a Current Report on Form 8-K to report that:

                  (1) a motion for summary judgment by the State of Florida in the takings lawsuit (Lease 224-A) was denied by the Leon County Circuit Court trial judge on June 13, 2002.

                  (2) on June 17, 2002, the Company announced an offering of approximately 11 million shares of common stock exclusively to the company's shareholders.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                  June 30, 2002



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




                                      COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                      ---------------------------------------
                                                    Registrant




Date:  August 12, 2002                   By  /s/ James R. Joyce
                                         --------------------------------------
                                         James R. Joyce
                                         Treasurer and Chief Accounting and
                                         Financial Officer