Form 10-Q
period 2002-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2002-11-08
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2002
                              --------------------------------------------------
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

               BERMUDA                                    NONE
.................................................................................
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         The number of shares outstanding of the issuer's single class of common stock as of November 7, 2002 was 46,211,604.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements                                               Page

         Consolidated balance sheets at September 30, 2002 and
         December 31, 2001                                                    3


         Consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and for the period from January 31, 1953 (inception) to September 30, 2002 4

         Consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 and for the period from January 31, 1953 (inception) to September 30, 2002 5

         Notes to consolidated financial statements                           6

ITEM 2   Management's  Discussion  and  Analysis  of  Financial  Condition
         and Results  of Operations                                           9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk           12

ITEM 4   Controls and Procedures                                             12


                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                   13

ITEM 6   Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

         Rule 13a-14 Certifications                                       16-17

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                                  September 30,          December 31,
                                                                                 -------------          ------------
                                                                                     2002                  2001
                                                                                     ----                  ----
                                 ASSETS                                          (unaudited)              (Note)
Current assets:
  Cash and cash equivalents                                                    $      534,273         $     609,024
  Interest and accounts receivable                                                      4,081                 8,604
  Notes receivable                                                                          -                15,000
  Prepaid expenses                                                                    476,534               353,596
                                                                                  -------------          ------------
Total current assets                                                                1,014,888               986,224
                                                                                  -------------          ------------

Contingent litigation claim (Notes 2 & 4)                                                   -                     -

Deferred financing costs                                                                    -                90,391
                                                                                 -------------          -------------
Total assets                                                                     $  1,014,888           $ 1,076,615
                                                                                 =============          =============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                        $ 1,415,314           $   358,621
                                                                                 -------------          ------------
Minority interests                                                                         -                      -

Shareholders' equity (deficit): Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 46,211,604 and 43,468,329 shares, respectively                    5,545,392             5,216,199
                                                                                 -------------          ------------
  Capital in excess of par value                                                   32,067,811            31,497,362
                                                                                   37,613,203            36,713,561
  Deficit accumulated during the development stage                                (38,013,629)          (35,995,567)
                                                                                -------------          -------------
Total shareholders' equity                                                           (400,426)              717,994
                                                                                -------------          -------------
Total liabilities and shareholders' equity (deficit)                             $  1,014,888           $ 1,076,615
                                                                                =============          =============

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)

                                                                                                                         For the
                                                                                                                       period from
                                                                                                                      Jan. 31, 1953
                                               Three months ended                      Nine months ended               (inception)
                                                  September 30,                          September 30,                 to Sept. 30,
                                                  -------------                          -------------                     ----
                                             2002                 2001                 2002              2001              2002
                                             ----                 ----                 ----              ----              ----
Interest and other income                    $ 2,034            $  12,407             $  6,173         $  73,153       $  3,875,728

Expenses:
  Legal fees and costs                       640,029              327,643            1,319,785         1,236,604         16,000,744
  Administrative expenses                    174,228              121,254              506,687           402,530          8,913,927
  Salaries                                    37,950               37,950              113,850           113,850          3,486,278
  Shareholder communications                   8,225               12,170               24,666            98,000          3,910,161
  Write off of unproved properties                 -                    -                    -               480          5,501,247
  Exploration costs                                -                    -               59,247                 -            247,465
  Lawsuit judgments                                -                    -                    -                 -          1,941,916
  Minority interests                               -                    -                    -                 -           (632,974)
  Other                                            -                    -                    -                 -            364,865
  Contractual services                             -                    -                                       -         2,155,728
                                          -----------           ----------          ----------        ----------       ------------
                                             860,432              499,017            2,024,235         1,851,464         41,889,357
                                          -----------           ----------          ----------        ----------       -------------
Net loss                                   $(858,398)           $(486,610)         $(2,018,062)      $(1,778,311)
                                          ===========           ==========          ===========      ============

Deficit accumulated during
  the development stage                                                                                                $(38,013,629)
                                                                                                                       =============

Average number of shares
  outstanding (basic &  diluted)          45,525,329           43,468,329           44,291,312        43,468,329
                                         ===========           ==========          ===========      ============


Net loss per share (basic &                 $(.02)               $(.01)             $(.05)             $(.04)
diluted)
                                         ===========           ==========          ===========      ============


                                                  See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)


                                                                                                      For the period from Jan.
                                                                                                              31, 1953
                                                                          Nine months ended                 (inception)
                                                                            September 30,                   To Sept. 30,
                                                                            -------------                   ------------
                                                                         2002              2001                 2002
                                                                         ----              ----                 ----

Operating activities:
Net loss                                                              $(2,018,062)      $(1,778,311)      $(38,013,629)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                           -                 -           (632,974)
    Write off of unproved properties                                            -                 -          5,501,247
    Common stock issued for services                                            -                 -            119,500
    Compensation recognized for stock option grant                              -                 -             75,000
    Recoveries from previously written off properties                                             -            252,173
  Net change in:
     Interest and accounts receivable                                       4,523            28,855             (4,081)
     Prepaid expenses                                                    (122,938)          (62,712)          (476,534)
     Accounts payable and accrued liabilities                           1,056,693            86,509          1,415,314
     Deferred financing costs                                              90,391            27,866                   -
                                                                        ----------       ----------        -----------
Net cash used in operating activities                                    (989,393)       (1,697,793)       (31,763,984)
                                                                        ----------       ----------        -----------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                              -           (57,051)        (3,621,688)
  Proceeds from relinquishment of surface rights                                -                 -            246,733`
  Notes receivable                                                         15,000                 -                  -
  Purchase of fixed assets                                                      -                              (61,649)

                                                                         ----------       ----------        -----------
Net cash provided by (used in) investing activities                        15,000           (57,051)        (3,436,604)
                                                                         ----------       ----------        -----------

Financing activities:
  Sale of common stock net of expenses                                    899,642                 -         30,380,612
  Shares issued upon exercise of options                                        -                 -            884,249
  Sale of shares by subsidiary                                                  -                 -            750,000
  Sale of subsidiary shares                                                                                  3,720,000
                                                                                -                 -
                                                                        ----------       ----------        -----------
Net cash provided by financing activities                                 899,642                 -         35,734,861
                                                                        ----------       ----------        -----------

Net increase (decrease) in cash and cash equivalents                      (74,751)       (1,754,844)           534,273
Cash and cash equivalents at beginning of period                          609,024         2,958,674                  -
                                                                         ----------       ----------        -----------
Cash and cash equivalents at end of period                            $   534,273      $  1,203,830         $  534,273
                                                                         =========       ===========        ===========

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

Note 1.           Basis of Presentation

         The accompanying unaudited consolidated financial statements include the Company's 59.25% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Note 2.           Litigation

          Florida Litigation

         Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's policy and denial of a permit constitute a taking of Coastal Petroleum's property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

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

ITEM 1        Financial Statements

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

         Counsel for the royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum has informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

         On October 8, 2002, the trial court in the takings litigation orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. Coastal Petroleum has the right to appeal the court's written order to the Florida First District Court of Appeal. As of the date of the filing of this report, the trial court has not yet issued a written order. Coastal Petroleum intends to appeal the trial court's decision after the written order is issued.

Royalty Taking Case

         The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. In 1994, several of those third parties, including Coastal Caribbean which has approximately a 12% interest in any recovery, instituted a separate lawsuit against the State. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

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

ITEM 1            Financial Statements

         Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Lease Taking Case (Lease 224-B)

         On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. The court denied the State's motion to dismiss the case on August 30, 2002. The case is currently pending and is in the discovery stage.

Note 3.           Loss per share

         Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 4.           Going Concern

         The Company's current liabilities exceed its current assets, the Company has a limited amount of cash and cash equivalents, has incurred recurring losses and has a deficit accumulated during the development stage. On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On October 8, 2002, the trial court orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The cost of that litigation has been substantial and has required the Company to obtain additional capital. On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and Company realized gross proceeds of approximately $1,372,000 ($900,000 after expenses of the offering of approximately $472,000) on the sale of 2,743,000 shares at $.50 per share.

         With the amount of cash and cash equivalents at September 30, 2002, the Company should be able to fund its operations through March 31, 2003, provided that the Company continues to defer the payment of amounts due to the directors, certain of its officers, legal counsel and consultants for the past and current salaries and fees. As of September 30, 2002, the amount of salaries and fees deferred totaled approximately $1,184,000. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's capital needs, the Company is exploring other possible funding sources, particularly
ITEM 1 Financial Statements

the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Critical Accounting Policies

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


Liquidity and Capital Resources
                              Short Term Liquidity

         At September 30, 2002, Coastal Caribbean had approximately $534,000 of cash and cash equivalents available. On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and the Company realized gross proceeds of approximately $1,372,000 ($900,000 after expenses of the offering of approximately $472,000) on the sale of 2,743,000 shares at $.50 per share.


         With the amount of cash and cash equivalents at September 30, 2002, the Company should be able to fund its operations through March 31, 2003, provided that the Company continues to defer the payment of amounts due to the directors, certain of its officers, legal counsel and consultants for the past and current salaries and fees. As of September 30, 2002, the amount of salaries and fees being deferred totaled approximately $1,184,000. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's capital needs, the Company is exploring other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

                               Long Term Liquidity

On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. On October 8, 2002, the trial court orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. Coastal Petroleum intends to appeal the trial court's decision after the written order is issued.


         On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico.

         The Company expects that the cost of the litigation will continue to be substantial. Because the proceeds of the offering of the Company's common stock are inadequate to fund the Company's long term capital needs, the Company is exploring other possible funding sources, particularly the other shareholders of Coastal Petroleum.

Results of Operations

Three months ended September 30, 2002 vs. September 30, 2001

         The Company incurred a loss of $858,000 for the 2002 quarter, compared to a loss of $487,000 for the comparable 2001 quarter.

         Interest income and other income decreased 83% from $12,000 in the 2001 quarter to $2,000 in the 2002 quarter because of the decrease in funds to invest.

         Legal fees and costs increased 95% to $640,000 for the 2002 quarter, compared to $328,000 in the prior period. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A, particularly the preparation for the trial in the litigation which commenced on September 30,, 2002. The Company expects that the cost of the litigation will continue to be substantial for the remainder of 2002 and throughout the appeal process in 2003.

         Administrative expenses increased 44% during the 2002 period to $174,000 compared to $121,000 in the 2001 period. Accounting and administrative expenses increased during the 2002 period to $42,000 from $24,000 in the 2001 period because of the costs associated with various filings with the Securities and Exchange Commission. In addition, the cost of Directors' and Officers' liability insurance increased to $76,000 in 2002 from $55,000 in the 2001 quarter.The monthly cost of Directors' and Officers' liability insurance through July 31, 2003 is estimated to be approximately $26,000 compared to $17,000 per month for the prior period.

         Salaries did not change during the periods and remained at $38,000 in the 2002 quarter.

         Shareholder communications decreased 33% during the 2002 period to $8,000 from $12,000 in the 2001 period because the Company reduced its shareholder communications expenses to conserve its cash resources.

Nine months ended September 30, 2002 vs. September 30, 2001

         The Company incurred a loss of $2,018,000 for the 2002 period, compared to a loss of $1,778,000 for the comparable 2001 period.

         Interest income and other income decreased 92% from $73,000 in 2001 to $6,000 in 2002 because of the decrease in funds to invest.

         Legal fees and costs increased 7% to 1,320,000 for 2002 from $1,237,000 in the prior period. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A, particularly the preparation for the trial in the litigation which commenced on September 30, 2002. The Company expects that the cost of the litigation will continue to be substantial for the remainder of 2002 and throughout the appeal process in 2003.

         Administrative expenses increased 26% in 2002 to $507,000 from $403,000 in the 2001 period. Accounting and administrative expenses increased during the 2002 period to $149,000 from $103,000 in the 2001 period because of the costs associated with various filings with the Securities and Exchange Commission. In addition, the cost of Directors' and Officers' liability insurance increased to $194,000 in 2002 from $150,000 in the 2001 period. The monthly cost of Directors' and Officers' liability insurance through July 31, 2003 is estimated to be approximately $26,000 compared to $17,000 per month for the prior period.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Salaries did not change during the periods and remained at $114,000 in 2002.

         Shareholder communications decreased 74% during the 2002 period to $25,000 compared to $98,000 in the 2001 period because the Company has not yet held its 2002 Annual General Meeting of Shareholders.

         Exploration costs increased from $500 in the 2001 period to $59,000 in 2002. The $59,000 in exploration costs in 2002 represents the lease rentals paid to the State of Florida to maintain Coastal Petroleum Company's offshore leases. During the 2001 period, the $59,000 of lease rentals were capitalized and included in unproved oil gas and mineral properties. During the year 2001, the Company concluded that the value of its leases has been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties to reflect the write off of these costs. All future costs incurred in connection with the Company's Florida leases are being expensed as incurred.

ITEM 3        Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities classified as cash and cash equivalents. At September 30, 2002, the carrying value of such investments was approximately $398,600, the fair value was $399,500 and the face value was $400,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

ITEM 4        Controls and Procedures

         We, Benjamin W. Heath, the principal executive officer and James R. Joyce, the principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

         1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

         2. That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                               September 30, 2002

ITEM 5        Other Information

              On October 8, 2002, the trial court in the takings litigation of the Company's majority owned subsidiary, Coastal Petroleum Company, against the State of Florida orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. Coastal Petroleum has the right to appeal the court's written order to the Florida First District Court of Appeal. As of the filing of this report, the trial court has not yet issued a written order.

         Coastal Caribbean is currently a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to a shareholder. If, for any taxable year, the Company's passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2001, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company's U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company's common stock, would cause a U.S. holder to become liable for U.S. federal income tax under section 1291 of the Internal Revenue Code (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                               September 30, 2002


         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.


ITEM 6        Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99 (1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Benjamin W. Heath.

                  99 (2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by James R. Joyce.


         (b)      Reports on Form 8-K

                  On September 9, 2002, the Company filed a Current Report on Form 8-K to report that on August 30, 2002, the Leon County Circuit Court trial judge denied the State of Florida`s motion to dismiss the lawsuit filed on May 21, 2002 by the Registrant's 59% owned subsidiary, Coastal Petroleum Company. On May 21, 2002, Coastal Petroleum filed a lawsuit against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its state lease 224-B in the Gulf of Mexico.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               September 30, 2002



                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                            Registrant




Date:  November 7 , 2002             By  /s/ James R. Joyce
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer

                                    Form 10-Q

                     Coastal Caribbean Oils & Minerals, Ltd.

                            Rule 13a-14 Certification


I, Benjamin W. Heath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Caribbean Oils & Minerals, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                                      /s/ Benjamin W. Heath
                                                          Benjamin W. Heath
                                                          President

                                    Form 10-Q

                     Coastal Caribbean Oils & Minerals, Ltd.

                            Rule 13a-14 Certification


I, James R. Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Caribbean Oils & Minerals, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                         /s/ James R. Joyce
                                             James R. Joyce
                                             Treasurer and Chief Accounting and
                                             Financial Officer