Form 10-K
period 2002-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2003-03-14
CIK 21239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________to_________________

                        Commission file number 001-04668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    BERMUDA                               NONE
      --------------------------------------------------------------------
          State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization             Identification No.)

                Clarendon House
                Church Street
                Hamilton, Bermuda                              HM 11
      -------------------------------------------       ------------------
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area cod (441) 295-1422

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                              which registered
---------------------------------             ----------------------------------

             NONE

            Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.12 per share
                   -------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [X]  Yes       [ ]  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                          [ ]  Yes       [X]  No


      The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,145,290 (U.S.) at March 10, 2003.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common stock, par value $.12 per share, 46,211,604 shares outstanding as of March 10, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                     PART I

            Risk Factors                                                              4

Item 1.     Business                                                                 10

Item 2.     Properties                                                               15

Item 3.     Legal Proceedings                                                        18

Item 4.     Submission of Matters to a Vote of Security Holders                      24

                                     PART II

Item 5.     Market for the Company's Common Stock and Related
            Stockholder Matters                                                      24

Item 6.     Selected Consolidated Financial Information                              28

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                29

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               32

Item 8.     Financial Statements and Supplementary Data                              33

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                      53

                                    PART III

Item 10.    Directors and Executive Officers of the Company                          53

Item 11.    Executive Compensation                                                   55

Item 12.    Security Ownership of Certain Beneficial Owners and Management           56

Item 13.    Certain Relationships and Related Transactions                           58

Item 14.    Controls and Procedures                                                  60


                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K60

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

RISKS RELATED TO OUR BUSINESS AND THE LITIGATION

      WE MAY BE FORCED TO FILE FOR BANKRUPTCY.

      The Company's current liabilities exceed its current assets. Certain creditors of the Company have deferred payment of amounts owed to them. There is no assurance that those creditors will continue to permit the Company to defer payments of amounts owed.

      The Company has limited funds to continue its operations. Unless the Company is able to raise adequate additional funds to continue its business, the Company may be required to file for bankruptcy under the laws of Bermuda within the next several months.

      WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FURTHER LOSSES, WHICH COULD CAUSE US TO DISCONTINUE OUR BUSINESS.

      Our business has never had substantial revenues and has operated at a loss in each year since our inception in 1953. We recorded a loss of $2,448,000 for the year ended December 31, 2002, a loss of $6,585,000 for the year 2001 and a loss of $1,386,000 for the year 2000. If we continue to sustain losses and are unable to achieve profitability, we may not be able to continue our business and may have to curtail, suspend or cease operations. You should also see Note 1 to our financial statements regarding the uncertainty as to our ability to continue as a going concern.

      During the three years ended December 31, 2002, we spent approximately $3,853,000 on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests. If we continue to incur significant expenses and are unable to raise additional funds to meet these expenses, we may have to cease or suspend our lawsuits and/or cease operations entirely.

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

      OUR AUDITORS HAVE EXPRESSED THE VIEW THAT OUR NEGATIVE WORKING CAPITAL, STOCKHOLDERS' DEFICIT AND CAPITAL DEFICIENCIES RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this prospectus do not include any adjustments to asset values or recorded liability amounts that might be required in the event we are unable to continue as a going concern.

      WITHOUT ADDITIONAL FINANCING, WE ONLY HAVE ENOUGH LIQUID ASSETS ON HAND TO CONTINUE TO OPERATE THE COMPANY FOR PART OF THE YEAR 2003.

      We believe that our funds on hand will be sufficient to permit us to continue to operate through July of 2003. After that time, we may have to suspend or cease operations unless and until we can secure additional financing. In 2002 certain of our directors, officers, legal counsel and administrative consultants agreed to defer the payment of their salaries and fees. At December 31, 2002, the amount of salaries and fees deferred totaled approximately $1,368,000. We currently do not have any commitments for additional financing. We may be unable to obtain additional financing in the future on acceptable terms or at all.

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

      IF THE AMOUNT OF MONEY WE RECOVER FROM THE STATE OF FLORIDA IS INADEQUATE TO COVER OUR COSTS, WE MAY BE FORCED TO CEASE OPERATIONS.

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

      If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2002, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2003. If Coastal Caribbean is a PFIC for any taxable year, then our U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

      Please see a discussion of these consequences below in Item 5. Market for the Company's Common Stock and Related Stockholder Matters. We encourage you to consult with a personal tax advisor for advice relating to the potential adverse tax consequences related to an investment in our common shares.

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

      YOU MAY FACE OBSTACLES TO BRINGING SUIT IN BERMUDA AGAINST OUR OFFICERS AND DIRECTORS.

      We are a Bermuda company and certain of our directors and officers are residents of Bermuda and are not citizens of the United States. As a result, it may be difficult for investors to effect service of process on us or on these directors and officers within the United States or to enforce against these directors and officers judgments of U.S. courts predicated on the civil liabilities under the federal securities laws. If investors are unable to bring such suits, they may be unable to recover a loss on their investment resulting from any violations of the federal securities laws.

      There is no precedent for, and therefore no assurance that, the courts in Bermuda would enforce civil liabilities, whether in original actions in Bermuda or in the form of final judgments of U.S. courts, arising under the federal securities laws against us or the persons signing this report on Form 10-K. In addition, there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of civil liabilities and there are grounds upon which Bermuda Courts may not enforce judgments of U.S. courts. In addition, some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U. S. federal securities laws, may not be allowed in Bermuda courts as contrary to that nation's public policy.

      WE ARE UNABLE TO PAY DIVIDENDS.

      We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. We plan to retain any future earnings to reduce our deficit accumulated during the development stage of $38,443,000 at December 31, 2002 and to finance our operations.

      ANY DIVIDENDS WOULD BE SUBJECT TO A 30% WITHHOLDING TAX.

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

      After obtaining a state drilling permit, Coastal Petroleum would have to do the following:

-     obtain a federal permit;

- finance drilling of the well (including the cost of the recommended surety), which is currently estimated to cost approximately $5.5 million; and

- begin drilling the well within one year of the date the state permit is issued.

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

      Many of our competitors possess greater financial, technical and other resources than we do. Factors which affect our ability to successfully compete in the marketplace include:

-     the financial resources of our competitors;

-     the availability of alternate fuel sources; and

-     the costs related to the extraction and transportation of oil and gas.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

      In this Form 10-K and the documents that we incorporate by reference, we make statements that relate to our future plans, objectives, expectations and intentions that involve risks and uncertainties. We have based these statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "believe" and "estimate" and similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

ITEM 1.     BUSINESS

      (a)   General Development of Business.

            Coastal Caribbean Oils & Minerals, Ltd. (Company or Coastal Caribbean), a Bermuda corporation, has been engaged, through its majority owned subsidiary, Coastal Petroleum Company (Coastal Petroleum), in the exploration for oil and gas reserves. At December 31, 2002, Coastal Caribbean's principal asset was its 59-1/4% interest in its subsidiary Coastal Petroleum. Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases. Between March 1992 and June 2000, Coastal Petroleum attempted to obtain a permit from the State of Florida to drill an exploration well on its Lease 224-A, offshore Florida. Since January 2001, Coastal Petroleum has been involved in litigation to obtain compensation from the State of Florida for the alleged taking by the State of Coastal Petroleum's Lease 224-A by the denial of a permit to drill on the lease. On October 8, 2002, after a two week trial the trial court in the takings litigation orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property.

            Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial appeal brief on January 27, 2003. As of March 10, 2003, the State has not filed its answer brief.

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

            Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 2002, the Company actively pursued the Florida Litigation.

            On October 6, 1999, the Florida First District Court of Appeal ruled that the Florida Department of Environmental Protection (DEP) has the authority to deny Coastal Petroleum's drilling permit for its St. George Island prospect, provided that Coastal Petroleum receives just compensation for what has been taken. The State of Florida and certain Florida environmental groups filed on November 1, 1999 a joint motion for clarification, rehearing, or certification with respect to that decision, asking the Court of Appeal, among other things, to clarify that the question of whether there has been a taking of Coastal Petroleum's leases should be determined in the Circuit Court. On June 26, 2000, the Court of Appeal denied all of the State's motions and stated that the issue of whether the denial of a permit constituted a taking was not before the Court. The Court declined to rule on the merits of the taking issue and stated that the issue was a matter for the Circuit Court. On January 16, 2001, Coastal Petroleum filed an inverse condemnation action in the Circuit Court to be compensated for the value of its properties. The cost of the litigation has been substantial and the cost is expected to be substantial in the future.

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

            (xiii) Number of Persons Employed by Registrant.

                   The Company currently has one employee. The Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it believes it is more cost effective than employing a larger full time staff.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales.

            (1)   Identifiable Assets.

                  All of the Company's assets are located in the United States. See Item 1(a) "General Development of Business."

                  Since the Company is a development stage company, the balance of the information required under this paragraph is not applicable to the Company. See Item 8. "Financial Statements and Supplementary Data."

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

      Under the terms of the 1976 settlement agreement, the two leases (224-A and 224-B) bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area: (1) The inner area, including rivers, bays, and harbors, extends seaward from the Florida shoreline a distance of 4.36 statute miles (5,280 feet per statute mile) into the Gulf, covers approximately 2.25 million acres, and is subject to a royalty interest payable to Coastal Petroleum. This interest is a 6-1/4% royalty on the wellhead value of all oil and gas, 25 cents per long ton on sulfur, receivable in cash or in kind at Coastal Petroleum's option, and a 5% royalty on production or the market value of other minerals. (2) The middle area, three statute miles wide and covering more than 800,000 acres, was released by Coastal Petroleum to the Trustees, and Coastal Petroleum has no further interest in the area. (3) Coastal Petroleum presently owns a 100% working interest in the outside area, which extends seaward an additional three statute miles and borders federal offshore acreage. This area, exceeding 800,000 acres, remains subject to royalties payable to the State of Florida of 12-1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The Florida legislature has enacted statutes designed to protect the Big Bend Seagrass Aquatic Preserve, an area covering approximately one quarter of Coastal Petroleum's working interest area. However, the legislation and legislative history recognize and preserve Coastal Petroleum's prior rights as granted by the leases.

      Coastal Petroleum retains a 100% working interest in 450,000-acre Lake Okeechobee which is a part of Lease 248 and which is also subject to royalties payable to the State of Florida of 12-1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. Pursuant to its settlement with the State of Florida in 1976, Coastal Petroleum agreed not to conduct exploration, drilling or mining operations on Lake Okeechobee without the prior approval of the State. As to the balance of this lease, covering approximately 200,000 acres, Coastal Petroleum retains royalty interests of 6-1/4% on oil, gas and sulfur and 5% on other minerals.

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

      The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2002:

                                  Current           Current         Current
                                  Working           Royalty         Annual
Lease                             Interest          Interest        Rental
-----                            ---------         ---------        -------
224-A and 224-B                    800,000         2,250,000        $39,261
248                                450,000           200,000         19,986
                                 ---------         ---------        -------
                                 1,250,000         2,450,000        $59,247
                                 =========         =========        =======

                    Acreage under lease at December 31, 2002

                        Gross Acres (*)                   Net Acres (**)
                   -------------------------        -------------------------
                   Undeveloped     Developed        Undeveloped     Developed
                   -----------    ----------        ----------      ---------
Working interest     1,250,000          -0-          1,250,000           -0-
Royalty interest     2,450,000          -0-            153,125           -0-
                     ---------    ----------         ---------      ---------
    Total            3,700,000          -0-          1,403,125           -0-
                     =========    ==========         =========      =========

----------
*     A gross acre is an acre in which a working interest is owned.

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

      The Company's undeveloped acreage as of December 31, 2002 was as follows:

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

      None

(7)   Present Activities.

      None

(8)   Delivery Commitments.

      None

Royalties and Other Interests

      In addition to royalties payable to the State of Florida as set forth above, Coastal Petroleum's leases are subject to several royalties and other interests. The leases are presently subject to overriding royalties aggregating 1/16 as to oil, gas and sulphur and 13/600ths as to minerals other than oil, gas and sulphur.

      We also have granted to certain officers, directors, counsel and consultants of Coastal Petroleum and Coastal Caribbean the right to receive a percentage of the net recoveries from the Florida Litigation. See Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions."

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

LEASE TAKING CASE (LEASE 224-A)

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

      On October 8, 2002, after a two week trial the trial court in the taking litigation orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property.

      Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial appeal brief on January 27, 2003. The intervenors (as described below) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. The intervenors filed their brief on February 10, 2003. As of March 10, 2003, the State had not filed its answer brief.

      On December 13, 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs. On December 20, 2002, Coastal Petroleum filed objections and responses to the State's motion, objecting to the costs and requesting an evidentiary hearing. In the opinion of Company's litigation counsel, the State's motion for fees and costs is without merit. As of March 10, 2003, no hearing date has been set on the State's motion to recover costs. An award of costs by the trial court against Coastal Petroleum could be appealed by either party. Coastal Petroleum also would have the right to seek an automatic stay of any cost award rendered against it pending appeal of the award, by the posting of a bond deemed sufficient by the trial court.

ANCILLARY MATTERS TO LEASE TAKING CASE

        On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit. On May 22, 2001, the royalty holders appealed the Circuit Court's order granting them limited intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal Petroleum's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, 2001, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal dismissed the appeal without jurisdiction on March 28, 2002.

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

        In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. As of March 10, 2003, Coastal Petroleum had not yet submitted the requested data. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

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

COUNSEL

        The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain was Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord was the lead attorney for Gaylord Merlin. Mr. Gaylord, age 55, has extensive experience in eminent domain and property rights matters. He is a 1969 graduate of the United States Military Academy and a 1974 graduate of the University of Florida Law School.

        In addition, Mr. Robert J. Angerer of the law firm of Angerer & Angerer of Tallahassee, Florida assisted Gaylord Merlin in the litigation. Mr. Angerer, age 55, is a 1969 graduate of the University of Michigan and received his law degree with high honors from Florida State University in 1974. Mr. Angerer was elected a member of the Board of Directors of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. Angerer &

Angerer is the principal counsel in the appeal of the Taking Case (Lease 224-A) and the principal trial counsel in Coastal Petroleum's inverse condemnation claim regarding Lease 224-B.

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

CONTINGENCY FEES

        In 1990, Coastal Petroleum considered that the following firms or individuals were important to the success of the litigation against the State of Florida and agreed to pay them an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation:

                                                             Relationship to
                                                            Coastal Petroleum             Net Recovery
                          Holder                             at Date of Grant              Percentage
                ---------------------------           ----------------------------       -------------
                   Reasoner, Davis & Fox                     Special Counsel                  2.00
                     Robert J. Angerer                     Litigation Counsel                 1.50
                     Benjamin W. Heath                    Chairman of the Board               1.25
                      Phillip W. Ware                           President                     1.25
                    Murtha Cullina LLP                    Securities Counsel to               1.00
                                                            Coastal Caribbean

                Ausley & McMullen, P.A. (*)                  Special Counsel                   .75
                      James R. Joyce                       Assistant Treasurer                 .30
                    Arthur B. O'Donnell                 Vice President/Treasurer               .30
                     James J. Gaughran                          Secretary                      .30
                                                                                              ----
                           Total                                                              8.65
                                                                                              ====

        (*) Interest was granted in 1996.

        In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee in connection with compensation awarded to Coastal Petroleum for the taking of Lease 224-A, Lease 224-B and Lease 248 equal to the greater of:

        (a) approximately 90% of the statutory award of attorneys' fees (discussed above), less the hourly fees paid to Gaylord Merlin, or

        (b) ten percent of the first $100 million or portion thereof of the compensation received by Coastal Petroleum from the State as compensation for the taking of its property, plus five percent of such compensation in excess of $100 million, less

                (i) the hourly fees paid to Gaylord Merlin and

                (ii) other costs of the litigation as follows:

                        (a) if compensation to Coastal Petroleum is less than $55 million, there shall be no deduction of other costs;

                        (b) if compensation to Coastal Petroleum is equal to or greater than $55 million, then for each $5 million increase there shall be a deduction of $200,000 of other costs up to $100 million;

                        (c) for each $5 million increase in compensation to Coastal Petroleum over $100 million up to total compensation of $160 million, there shall be a deduction of $100,000 of other costs; and

                        (d) for compensation to Coastal Petroleum over $160 million, there shall be a deduction of all costs of the litigation which are not recovered from the State (which shall not include any fees of Mr. Angerer or Mr. Aurell).

UNCERTAINTY

        Coastal Petroleum and/or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final. In the unlikely event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and may not lead to production of any oil or gas in commercial quantities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    (A)  MARKET INFORMATION.

        The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities

Dealers, Inc. under the symbol COCBF.OB. The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

        On February 13, 2003, Coastal Caribbean' shares of common stock were delisted from trading on the Boston Stock Exchange because the Company's shareholders' equity was less than the $1,000,000 minimum amount required by the Exchange.

2001                1ST QUARTER                 2ND QUARTER                 3RD QUARTER              4TH QUARTER
----                -----------                 -----------                 -----------              -----------
High                   1.81                        1.75                        1.32                     1.05
Low                     .85                         .90                         .85                      .80

2002                1ST QUARTER                 2ND QUARTER                 3RD QUARTER              4TH QUARTER
----                -----------                 -----------                 -----------              -----------
High                   1.02                          .91                         .96                     .70
Low                      .76                         .57                         .42                     .16

        (B) HOLDERS.

        The approximate number of record holders of the Company's common stock at February 20, 2003 was 8,200.

        (C) DIVIDENDS.

        The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $38,443,111 at December 31, 2002 and to finance its operations.

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

        Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2002. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2003.

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

        Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2002. If the QEF election is made in a year other than the first year of the U.S. holder's holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

        Recent Sales of Unregistered Securities

        None

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the five years in the period ended December 31, 2002 has been extracted from the Company's consolidated financial statements.

                                                                      Years ended December 31,
                                                      --------------------------------------------------------
                                                        2002        2001        2000        1999        1998
                                                           ($)         ($)         ($)         ($)         ($)
                                                      --------    --------    --------    --------    --------
Net loss                                               (2,448)     (6,585)     (1,386)     (1,105)     (1,155)
                                                      =======     =======     =======     =======     =======

Net loss per share  (basic and diluted)                  (.05)       (.15)       (.03)       (.03)       (.03)
                                                      =======     =======     =======     =======     =======

Cash and cash equivalents
and marketable                                            292         609       2,959       1,042       2,181
                                                      =======     =======     =======     =======     =======
securities

Unproved oil, gas and,
mineral properties                                         --          --       4,145       4,097       4,073
                                                      =======     =======     =======     =======     =======
(full cost method)

Total assets                                              707       1,077       7,497       5,544       6,648
                                                      =======     =======     =======     =======     =======

Shareholders' equity:
  Common stock                                          5,545       5,216       5,216       4,807       4,807
  Capital in excess of par value                       32,068      31,498      31,498      28,693      28,693
  Deficit accumulated during
  the development stage                               (38,443)    (35,996)    (29,410)    (28,025)    (26,919)
                                                      -------     -------     -------     -------     -------
Total shareholders' (deficit) equity                     (830)        718       7,304       5,475       6,581
                                                      =======     =======     =======     =======     =======

Common stock shares outstanding (weighted average)     44,734      43,468      40,844      40,056      40,056
                                                      =======     =======     =======     =======     =======

        As more fully described in Notes 1 and 4 to the consolidated financial statements, we have a working capital deficiency, have incurred recurring losses and have a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which have limited our ability to commence development activities on our unproved oil and gas properties or obtain compensation for certain property rights we believe have been taken. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of this uncertainty.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. For a discussion of certain risk factors affecting the Company, please see "Risk Factors" above.

Critical Accounting Policies

        The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized. Since the Company's properties were undeveloped and nonproducing and the subject of litigation, capitalized costs were not being amortized, however, as more fully described in Note 3, these costs were written off in 2001.

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

        During the year 2001, the Company concluded that its leases had been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties. See Note 4. Litigation. All costs incurred in 2002 in connection with the Company's Florida leases have been expensed as incurred (as will be all future costs).

        (1) LIQUIDITY AND CAPITAL RESOURCES

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are:

        1. the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida;

        2. the substantial cost of continuing the litigation;

As more fully described in Notes 1 and 4 to the consolidated financial statements, we have a working capital deficiency, have incurred recurring losses and have a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproved oil and gas properties or obtain compensation for certain property rights we believe have been taken. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of this uncertainty.

                                    LIQUIDITY

        In July 2002 Coastal Caribbean concluded a rights offering and sold 2,743,275 shares of common stock for $.50 per share and received net proceeds of approximately $900,000.

        At December 31, 2002, Coastal Caribbean had approximately $292,000 of cash and cash equivalents available. Management believes that this amount should be sufficient to fund the Company's operations through July 2003, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. In addition, an estimated amount of approximately $185,000 would be necessary to fund the Company's operations through December 31, 2003, assuming these deferrals continue. This amount would be approximately $650,000 if such deferrals do not continue. After July 2003, the Company may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda unless and until the Company can secure additional financing. The Company's current cash and cash equivalents are expected to be used for general corporate purposes, including lease rental payments of approximately $59,000 in July 2003 and to continue the litigation against the State of Florida.

        Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At December 31, 2002, the amount of salaries and fees being deferred totaled approximately $1,368,000.

        Coastal Caribbean has a working capital deficiency, has a limited amount of cash and cash equivalents, has incurred recurring losses and has a deficit accumulated during the development stage. On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the Trial Court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The cost of that litigation has been substantial and will require the Company to obtain additional capital.

        Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. With the exception of the sale subsequent to year end by Coastal Petroleum of two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and non-binding indications of interest in purchasing shares from Coastal Petroleum by other potential purchasers, those efforts have been unsuccessful.

        (2) RESULTS OF OPERATIONS

        The Company, a development stage enterprise, has never had substantial revenues and has operated at a loss each year since its inception in 1953. During the three years ended December 31, 2002, the Company spent approximately $3,853,000 on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests.

2002 VS. 2001

        THE COMPANY INCURRED A LOSS OF $2,488,000 for the year 2002, compared to a loss of $6,585,000 for the year 2001.

        INTEREST INCOME AND OTHER INCOME DECREASED 91% from $78,000 in 2001 to $7,000 in 2002 because less funds were available for investment and lower interest rates.

        LEGAL FEES AND COSTS DECREASED 7% to $1,549,000 for 2002 from $1,670,000 in 2001. Legal fees and costs decreased in 2002 as compared with 2001 due to a reduction in expenditures for legal and geological experts consulted in preparation for the trial of the Company's lawsuit against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its state Lease 224-A. This reduction was partially offset by an increase in costs incurred for legal services directly connected with the trial which took place in September 2002. The Company expects that the cost of the litigation will continue to be substantial.

        ADMINISTRATIVE EXPENSES INCREASED 24% IN 2002 to $662,000 from $534,000 in 2001 primarily because of a $72,000 increase in the cost of liability insurance. Also, Accounting and Administrative costs increased because of additional services required in connection with the Florida Litigation.

        SALARIES DID NOT CHANGE during the periods and remained at $152,000 in 2002.

        SHAREHOLDER COMMUNICATIONS costs decreased to $32,000 in 2002 compared to $106,000 in 2001 because there was no annual meeting of shareholders held in 2002.

        WRITE OFF OF UNPROVED PROPERTIES TOTALED $59,000 IN 2002 COMPARED TO $4,202,000 IN 2001. During the year 2001, the Company concluded that the value of its leases had been taken and its property interests had been impaired by actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of these costs. All costs incurred in 2002 in connection with the Company's Florida leases have been and all future costs will be expensed as incurred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2002, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $199,000, the fair value was $199,000 and the face value was $200,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for each of the three years in the period ended December 31, 2002 and for the period from January 31, 1953 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and for the period from January 31, 1953 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company has a working capital deficiency, has incurred recurring losses and has a deficit accumulated during the development stage. In addition, the Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company's ability to commence development activities on its unproved oil or gas properties or obtain compensation for certain property rights it believes have been confiscated. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
February 12, 2003

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                              December 31,
                                                      -----------------------------
                                                         2002              2001
                                                      ------------     ------------
ASSETS
Current assets:

  Cash and cash equivalents                           $    292,095     $    609,024
  Interest and accounts receivable                           4,068            8,604
  Notes receivable                                              --           15,000
  Prepaid expenses                                         410,632          353,596
                                                      ------------     ------------
          Total current assets                             706,795          986,224
                                                      ------------     ------------

Unproved oil, gas and mineral properties
  (full cost method)                                            --               --

Contingent litigation claim (Note 4)                            --               --

Other assets                                                    --           90,391
                                                      ------------     ------------
Total assets                                          $    706,795     $  1,076,615
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                         913,480           71,677
  Accrued liabilities                                        1,605          162,730
  Amounts due to related parties                           621,618          124,214
                                                      ------------     ------------
          Total current liabilities                      1,536,703          358,621
                                                      ------------     ------------

Minority interests                                              --               --

Shareholders' (deficit) equity:
Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 46,211,604 and 43,468,329
    shares, respectively                                 5,545,392        5,216,199
  Capital in excess of par value                        32,067,811       31,497,362
                                                      ------------     ------------
                                                        37,613,203       36,713,561
  Deficit accumulated during the development stage
                                                       (38,443,111)     (35,995,567)
                                                      ------------     ------------
Total shareholders' (deficit) equity                      (829,908)         717,994
                                                      ------------     ------------
Total liabilities and shareholders' equity            $    706,795     $  1,076,615
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

                                                                                              For the
                                                                                            period from
                                                                                           Jan. 31, 1953
                                                   Years ended December 31,                 (inception)
                                        ----------------------------------------------          to
                                            2002             2001             2000         Dec. 31, 2002
                                        ------------     ------------     ------------     -------------
                                                                                            (Restated)
INTEREST AND OTHER INCOME               $      7,357     $     78,432     $     62,544     $  3,876,912
                                        ------------     ------------     ------------     ------------

EXPENSES:

  Legal fees and costs                     1,549,178        1,670,446          633,521       16,230,137
  Administrative expenses                    662,390          533,579          535,325        9,069,630
  Salaries                                   151,800          151,800          151,800        3,524,228
  Shareholder communications                  32,286          105,863          107,852        3,917,781
  Write off of unproved properties            59,247        4,201,733               --        5,501,247
  Exploration costs                               --              480           19,598          247,465
  Lawsuit judgments                               --               --               --        1,941,916
  Minority interests                              --               --               --         (632,974)
  Other                                           --               --               --          364,865
  Contractual services                            --               --               --        2,155,728
                                        ------------     ------------     ------------     ------------
                                           2,454,901        6,663,901        1,448,096       42,320,023
                                        ------------     ------------     ------------     ------------

NET LOSS                                $ (2,447,544)    $ (6,585,469)    $ (1,385,552)
                                        ============     ============     ============

Deficit accumulated during the
  development stage                                                                        $(38,443,111)
                                                                                           ============

Net loss per share based on weighted
average number of shares outstanding
during the period:
    Basic and diluted EPS               $       (.05)    $       (.15)    $       (.03)
                                        ============     ============     ============

Weighted average number of shares
outstanding (basic and diluted)           44,734,456       43,468,329       40,843,736
                                        ============     ============     ============


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                       For the period from
                                                                                                          Jan. 31, 1953
                                                                  Years ended December 31,                 (inception)
                                                         --------------------------------------------          to
                                                            2002            2001            2000          Dec. 31, 2002
                                                         -----------     -----------     ------------  -------------------
                                                                                                            (Restated)
OPERATING ACTIVITIES:

Net loss                                                 $(2,447,544)    $(6,585,469)    $ (1,385,552)    $(38,443,111)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                             --              --               --         (632,974)
    Write off of unproved properties                              --       4,201,733               --        5,501,247
    Common stock issued for services                              --              --               --          119,500
    Compensation recognized for stock option grant                --              --           75,000           75,000
    Recoveries from previously written off properties             --         252,173
  Net change in:
     Interest and accounts receivable                          4,536          32,916          (15,937)          (4,068)
     Prepaid expenses                                        (57,036)        (29,699)          28,192         (410,632)
     Accrued liabilities                                   1,178,082         165,445          124,752        1,536,703
     Other assets                                            90,391,         (62,525)            (421)              --
                                                         -----------     -----------     ------------     ------------
Net cash used in operating activities                     (1,231,571)     (2,277,599)      (1,173,966)     (32,006,162)
                                                         -----------     -----------     ------------     ------------

INVESTING ACTIVITIES:

  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                --         (57,051)         (48,190)      (3,621,688)
  Proceeds from relinquishment of surface rights                  --              --               --          246,733
  Marketable securities (net)                                     --              --          390,941               --
  Notes receivable                                            15,000         (15,000)              --               --
  Purchase of fixed assets                                        --              --          (61,649)
                                                         -----------     -----------     ------------     ------------
Net cash provided by (used in) investing activities           15,000         (72,051)         342,751       (3,436,604)
                                                         -----------     -----------     ------------     ------------

FINANCING ACTIVITIES:

  Sale of common stock, net of expenses                      899,642              --        3,138,765       30,380,612
  Shares issued upon exercise of options                          --              --               --          884,249
  Sale of shares by subsidiary                                    --              --               --          750,000
  Sale of subsidiary shares                                3,720,000
                                                         -----------     -----------     ------------     ------------
Net cash provided by financing activities                    899,642       3,138,765       35,734,861
                                                         -----------     -----------     ------------     ------------
Net increase (decrease) in cash and cash  equivalents       (316,929)     (2,349,650)       2,307,550          292,095
Cash and cash equivalents at beginning of period             609,024       2,958,674          651,124               --
                                                         -----------     -----------     ------------     ------------
Cash and cash equivalents at end of period               $   292,095     $   609,024     $  2,958,674     $    292,095
                                                         ===========     ===========     ============     ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
      For the period from January 31, 1953 (inception) to December 31, 2002

                                                                                          Capital in
                                                             Number of       Common         Excess
                                                               Shares        Stock       of Par Value
                                                             ----------    ----------    ------------
Shares issued for net assets and unrecovered costs
   at inception                                               5,790,210    $  579,021    $  1,542,868
Sales of common stock                                        26,829,486     3,224,014      16,818,844
Shares issued upon exercise of stock options                    510,000        59,739         799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                  54,538         5,454         124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  Leases of Coastal Petroleum                                    84,210         8,421              --
Market value of shares issued for services rendered
  During the period 1954-1966                                    95,188         9,673         109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                    --       117,314        (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                  --            --         117,025
                                                             ----------    ----------    ------------
Balance at December 31, 1990                                 33,363,632     4,003,636      19,395,084
Sale of subsidiary shares                                            --            --         300,000
                                                             ----------    ----------    ------------
Balance at December 31, 1991                                 33,363,632     4,003,636      19,695,084
Sale of subsidiary shares                                            --            --         390,000
                                                             ----------    ----------    ------------
Balance at December 31, 1992                                 33,363,632     4,003,636      20,085,084
Sale of subsidiary shares                                            --            --       1,080,000
                                                             ----------    ----------    ------------
Balance at December 31, 1993                                 33,363,632     4,003,636      21,165,084
Sale of subsidiary shares                                            --            --         630,000
                                                             ----------    ----------    ------------
Balance at December 31, 1994                                 33,363,632     4,003,636      21,795,084
Sale of subsidiary shares                                            --            --         600,000
                                                             ----------    ----------    ------------
Balance at December 31, 1995                                 33,363,632     4,003,636      22,395,084
Sale of common stock                                          6,672,726       800,727       5,555,599
Sale of subsidiary shares                                            --            --         480,000
Exercise of stock options                                        10,000         1,200          12,300
                                                             ----------    ----------    ------------
Balance at December 31, 1996                                 40,046,358     4,805,563      28,442,983
Sale of subsidiary shares                                            --            --         240,000
Exercise of stock options                                        10,000         1,200          10,050
                                                             ----------    ----------    ------------
Balance at December 31, 1997,1998 and 1999                   40,056,358     4,806,763      28,693,033
Sale of common stock                                          3,411,971       409,436       2,729,329
Compensation recognized for stock option grant                       --            --          75,000
                                                             ----------    ----------    ------------
Balance at December 31, 2000 and 2001                        43,468,329     5,216,199      31,497,362
Sale of common stock                                          2,743,275       329,193         570,449
                                                             ----------    ----------    ------------
Balance as of December 31, 2002                              46,211,604    $5,545,392    $ 32,067,811
                                                             ==========    ==========    ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd., a Bermuda corporation (Coastal Caribbean) and its majority owned subsidiary, Coastal Petroleum Company (Coastal Petroleum), referred to collectively as the Company. The Company, which has been engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and cash equivalents

        The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                              December 31,
                         --------------------
                           2002        2001
                         --------    --------
Cash                     $ 92,777    $111,682
Marketable securities     199,318     497,342
                         --------    --------
                         $292,095    $609,024
                         ========    ========

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Since the Company's properties were undeveloped and nonproducing and the subject of litigation, capitalized costs were not being amortized, however, as more fully described in Note 3, these costs were written off in 2001.

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

        During the year 2001, the Company concluded that its leases had been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties. See Note 4. Litigation. All costs incurred in 2002 in connection with the Company's Florida leases have been expensed as incurred (as will be all future costs).

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

Financial instruments

        The carrying value for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Stock Options

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2002 consolidated results of operations, financial position or cash flows.

        At December 31, 2002, the Company maintains one stock-based employee compensation plan (see note 6, Stock Option Plan). The Company accounts for the employee stock compensation plan in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net loss as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        Consistent with the method described in SFAS No. 123, if compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, net loss and net loss per share would have been increased to the proforma amount indicated below. For the purposes of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                                       Amount                   Per Share
                                                                    ------------                ---------
Net loss as reported - December 31, 2000                            $(1,385,522)                 $(.03)
Stock option expense                                                   (450,000)                  (.01)
                                                                    -----------                   ----
Pro forma net loss - December 31, 2000                              $(1,835,552)                 $(.04)
                                                                    ===========                  =====

Going Concern

        The Company has a working capital deficiency, has a limited amount of cash and cash equivalents, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

15, 2002, the Trial Court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The cost of that litigation has been substantial and has required the Company to obtain additional capital. On June 17, 2002, the Company commenced a rights offering for the sale of its common stock to its shareholders. The offering was concluded on July 31, 2002 and the Company realized gross proceeds of approximately $1,372,000 ($900,000 after expenses of the offering of approximately $472,000) on the sale of 2,743,000 shares at $.50 per share. The Company believes the funds on hand at December 31, 2002 are sufficient to fund the Company's operations through July 2003, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. In addition, an estimated amount of approximately $185,000 would be necessary to fund the Company's operations through December 31, 2003, assuming these deferrals continue. This amount would be approximately $650,000 if such deferrals do not continue. Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. With the exception of the sale subsequent to year end by Coastal Petroleum of two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and non-binding indications of interest in purchasing shares from Coastal Petroleum by other potential purchasers, those efforts have been unsuccessful. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.       COASTAL PETROLEUM COMPANY - MINORITY INTERESTS

         In 1992, Coastal Caribbean granted Lykes Minerals Corp. (Lykes), a wholly owned subsidiary of Lykes Bros. Inc., an option to acquire 78 shares of Coastal Petroleum at $40,000 per share. Lykes exercised all of its options to purchase Coastal Petroleum shares at a total cost of $3,120,000 and as of December 31, 2002 and 2001, held 26.7% of Coastal Petroleum.

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

2.       COASTAL PETROLEUM COMPANY - MINORITY INTERESTS (CONT'D)

As of December 31, 2002 and 2001, Coastal Petroleum shares were owned as follows:

                      Shares      %
                      ------    -----
Coastal Caribbean      173       59.3
Lykes                   78       26.7
Others                  41       14.0
                       ---      -----
                       292      100.0
                       ===      =====

         Coastal Caribbean has been making loans to Coastal Petroleum, its majority owned subsidiary, in order for Coastal Petroleum to continue the Florida Litigation and pay its operating expenses. At December 31, 2002, the amount of these loans totaled $21,784,798 and the accumulated interest on the loans totaled $7,424,867 for a total indebtedness of $29,209,665. All such loans and interest have been eliminated in consolidation, as Coastal Caribbean is required to record 100% of the losses of Coastal Petroleum because the minority interests have been fully liquidated and have no further obligation to fund Coastal Petroleum.

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

3.       UNPROVED OIL, GAS AND MINERAL PROPERTIES (CONT'D)

The working interest areas of the three leases are subject to royalties payable to the Trustees of 12-1/2% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals. The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulfur and 13/600ths as to other minerals.

         During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore recorded an impairment charge in the amount of $4,201,733 to reflect the write off of these costs. See Note 4. Litigation. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases.

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

4.       LITIGATION (CONT'D)

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

         On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit. On May 22, 2001, the royalty holders appealed the Circuit Court's order granting them limited intervention to the First District Court of Appeal, claiming the order denied them the right to fully participate in the case until after final judgment and that the court erroneously found that the royalty holders lack an ownership interest in Coastal Petroleum's lease. On June 12, 2001, the Court of Appeal ordered the royalty holders to show cause why the appeal should not be dismissed for lack of jurisdiction. The royalty holders filed a response to the Court of Appeal on June 21, 2001, Coastal Petroleum filed its reply on July 2, 2001 and the State of Florida filed its reply on July 5, 2001. The Court of Appeal dismissed the appeal without jurisdiction on March 28, 2002.

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

         On October 8, 2002, after a two week trial the trial court in the takings litigation orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

4.       LITIGATION (CONT'D)

         Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial brief on February 10, 2003. The intervenors (described above) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. The intervenors filed their brief on February 10, 2003. As of March 10, 2003, the State had not filed its answer brief.

         On December 13, 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs. On December 20, 2002, Coastal Petroleum filed objections and responses to the State's motion, objecting to the costs and requesting an evidentiary hearing. In the opinion of Company's litigation counsel, the State's motion for fees and costs is without merit. As of March 10, 2003, no hearing date has been set on the State's motion to recover costs. An award of costs by the trial court against Coastal Petroleum could be appealed by either party. Coastal Petroleum also would have the right to seek an automatic stay of any cost award rendered against it pending appeal of the award, by the posting of a bond deemed sufficient by the trial court.

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

4.       LITIGATION (CONT'D)

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

Counsel

         The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain (Gaylord Merlin) was Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord is the lead attorney for Gaylord Merlin. In addition, the law firm of Angerer & Angerer of Tallahassee, Florida assisted Gaylord Merlin in the litigation. Robert Angerer, Sr., a member of the firm, was elected director of Coastal Caribbean and Costal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. Angerer & Angerer is the principal counsel in the appeal of the Taking Case (Lease 224-A) and the principal trial counsel in Coastal Petroleum's inverse condemnation claim regarding Lease 224-B.

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

4.       LITIGATION (CONT'D)

from settlement of the Florida litigation to various law firms and current or former officers of the Company.

         The following contingencies have been granted to related parties:

                                        Relationship to Coastal Petroleum at       Net Recovery
            Holder                                  Date of Grant                   Percentage
            ------                      ------------------------------------      -------------
         Benjamin W. Heath                      Chairman of the Board                  1.25
          Phillip W. Ware                             President                        1.25
         Robert J. Angerer                       Litigation Counsel                    1.50
        Murtha Cullina LLP             Securities Counsel to Coastal Caribbean         1.00
          James R. Joyce                         Assistant Treasurer                     .30
                                                                                       -----
               Total                                                                   5.30
                                                                                       =====

         In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee in connection with compensation awarded to Coastal Petroleum for the taking of Lease 224-A, Lease 224-B and Lease 248 equal to the greater of:

         (a) approximately 90% of the statutory award of attorneys' fees (discussed above), less the hourly fees paid to Gaylord Merlin, or

         (b) ten percent of the first $100 million or portion thereof of the compensation received by Coastal Petroleum from the State as compensation for the taking of its property, plus five percent of such compensation in excess of $100 million, less

                  (i)      the hourly fees paid to Gaylord Merlin and

                  (ii)     other costs of the litigation as follows:

                           (a) if compensation to Coastal Petroleum is less than $55 million, there shall be no deduction of other costs;

                           (b) if compensation to Coastal Petroleum is equal to or greater than $55 million, then for each $5 million increase there shall be a deduction of $200,000 of other costs up to $100 million;

                           (c) for each $5 million increase in compensation to Coastal Petroleum over $100 million up to total compensation of $160 million, there shall be a deduction of $100,000 of other costs; and

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


4.       LITIGATION (CONT'D)

                           (d) for compensation to Coastal Petroleum over $160 million, there shall be a deduction of all costs of the litigation which are not recovered from the State (which shall not include any fees of Mr. Angerer or Mr. Aurell). Uncertainty

         Coastal Petroleum and/or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims. In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final. In the event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and lead to production of any oil or gas in commercial quantities.

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

         On October 23, 2000, the Company completed the sale of 3,411,971 shares of its common stock to its shareholders at $1.00 per share. The net proceeds to the Company were $3,139,000 after deducting the approximate $273,000 cost of the offering.

         On July 31, 2002, the Company concluded the sale of 2,743,000 shares at $.50 per share and realized gross proceeds of approximately $1,372,000 ($900,000 after expenses of the offering of $90,391 incurred during 2001 and $381,600 during 2002 for an aggregate of approximately $472,000).

         The costs incurred during 2001 in connection with the 2002 offering, totaling $90,391, are included in other assets at December 31, 2001.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


5.       COMMON STOCK (CONT'D)

The following represents shares issued upon sales of common stock:


               Number             Common      Capital in Excess
 Year         of Shares           Stock         of Par Value
-------      ------------      ------------   -----------------
1953           300,000      $     30,000      $    654,000
1954            53,000             5,300           114,365
1955            67,000             6,700           137,937
1956            77,100             7,710           139,548
1957            95,400             9,540           152,492
1958           180,884            18,088           207,135
1959           123,011            12,301           160,751
1960           134,300            13,430           131,431
1961           127,500            12,750            94,077
1962             9,900               990             8,036
1963           168,200            23,548            12,041
1964           331,800            46,452            45,044
1965           435,200            60,928           442,391
1966           187,000            26,180           194,187
1967           193,954            27,153           249,608
1968            67,500             9,450           127,468
1969             8,200             1,148            13,532
1970           274,600            32,952           117,154
1971           299,000            35,880            99,202
1972           462,600            55,512           126,185
1973           619,800            74,376           251,202
1974           398,300            47,796            60,007
1975                --                --           (52,618)
1976                --                --            (8,200)
1977           850,000           102,000         1,682,706
1978            90,797            10,896           158,343
1979         1,065,943           127,914         4,124,063
1980           179,831            21,580           826,763
1981            30,600             3,672           159,360
1983         5,318,862           638,263         1,814,642
1985                --                --           (36,220)
1986         6,228,143           747,378         2,178,471
1987         4,152,095           498,251         2,407,522
1990         4,298,966           515,876            26,319
1996         6,672,726           800,727         5,555,599
2000         3,411,971           409,436         2,729,329
2002         2,743,275           329,193           570,449
          ------------      ------------      ------------
            39,657,458      $  4,763,370      $ 32,067,811
          ============      ============      ============

         The following represents shares issued upon exercise of stock options:


                         Number       Common     Capital in Excess
             Year      of Shares      Stock        of Par Value
             ----      ---------     --------    ----------------
             1955        73,000      $  7,300      $175,200
             1978         7,000           840         6,160
             1979       213,570        25,628       265,619
             1980        76,830         9,219       125,233
             1981       139,600        16,752       227,548
             1996        10,000         1,200        12,300
             1997        10,000         1,200        10,050
                       --------      --------      --------
                        530,000      $ 62,139      $822,110
                       ========      ========      ========

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

5.       COMMON STOCK (CONT'D)

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

OPTIONS OUTSTANDING                                              NUMBER OF SHARES          EXERCISE PRICE ($)
-------------------                                              ----------------          ------------------
Outstanding and exercisable at December 31, 1999                     527,000                   1.13-2.625
     Expired                                                        (302,000)                     1.13
     Granted                                                         700,000                       .91
                                                                     -------
Outstanding and exercisable at December 31, 2000, 2001
and 2002                                                             925,000                    .91-2.625
                                                                     =======             (1.33 weighted average)
AVAILABLE FOR GRANT AT DECEMBER 31, 2002                              75,000
                                                                     =======

SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 2002

YEAR GRANTED       NUMBER OF SHARES     EXPIRATION DATE    EXERCISE PRICES ($)
------------       ----------------     ---------------    -------------------
Granted 1998         225,000             May 19, 2003         2.625
Granted 2000         700,000             Mar. 22, 2010           .91
                     -------
Total                925,000
                     =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

6.       STOCK OPTION PLAN (CONT'D)

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

7.       INCOME TAXES

         Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state income tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $12,106,000 at December 31, 2002 ($13,218,000 at December 31, 2001) and expire in varying amounts from 2003 through 2022 as follows: $824,000 in 2003, $647,000 in 2004, $550,000 in 2005, $418,000 in 2006,
$549,000 in 2007, $480,000 in 2009, $571,000 in 2010, $955,000 in 2011,
$1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020,
$1,884,000 in 2021 and $1,819,000 in 2022. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company's deferred tax assets were as follows:

                                                 2002              2001
                                              -----------       -----------
Net operating losses                          $ 4,557,000       $ 4,974,000
Deferred intercompany interest deduction        2,794,000         2,167,000
Write off of unproved properties                1,831,000         1,831,000
                                              -----------       -----------
Total deferred tax assets                       9,182,000         8,972,000
Valuation allowance                            (9,182,000)       (8,972,000)
                                              -----------       -----------
Net deferred tax assets                       $        --       $        --
                                              ===========       ===========

8.       RELATED PARTIES

         G&O'D INC provided accounting and administrative services, office facilities and support staff to the Company until December 2002. G&O'D INC is owned by Mr. James R. Joyce, who was the Treasurer and Assistant Secretary, until his retirement in December 2002. During 2002, 2001 and 2000, G&O'D billed fees of $178,000, $136,000 and $155,000 respectively. The Company was billed approximately $232,000 in 2002, $105,000 in 2001 and $195,000 in 2000 in fees by the law firm of Murtha Cullina LLP.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

8.       RELATED PARTIES (CONT.)

Mr. Timothy L. Largay, a partner of the firm of Murtha Cullina LLP, was a director and Vice President of the Company from January 15, 2001 until his resignation on October 7, 2002. The Company was billed $288,000 in fees by Angerer & Angerer. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. At December 31, 2002, fees of $126,000, $220,000 and $84,000 remain unpaid to G&OD, Murtha Cullina LLP and Angerer & Angerer, respectively. Notes receivable at December 31, 2001, represented a loan to an officer of the Company that was repaid in August 2002.

9.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2002 and 2001:

2002                                                 QTR 1         QTR 2         QTR 3          QTR 4
----                                                 -----         -----         -----          -----
                                                      ($)           ($)           ($)            ($)

Total revenues                                            4             1             2             1
Expenses                                               (557)         (607)         (860)         (430)
                                                    -------       -------       -------       -------
Net loss                                               (553)         (606)         (858)         (429)
                                                    =======       =======       =======       =======
Per share (basic & diluted)                            (.01)         (.01)         (.02)         (.01)
                                                    =======       =======       =======       =======

Weighted average number of shares outstanding        43,468        43,468        45,525        46,212
                                                    =======       =======       =======       =======

2001                                                QTR 1         QTR 2         QTR 3         QTR 4
----                                               -------       -------       -------       -------
                                                     ($)           ($)            ($)          ($)
Total revenues                                          37            23            13            5
Expenses                                              (729)         (623)         (499)       (4,813)(*)
                                                   -------       -------       -------       -------
Net loss                                              (692)         (600)         (486)       (4,808)
                                                   =======       =======       =======       =======
Per share (basic & diluted)                           (.02)         (.01)         (.01)         (.11)
                                                   =======       =======       =======       =======
Weighted average number of shares outstanding       43,468        43,468        43,468        43,468
                                                   =======       =======       =======       =======

(*) During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore, recorded an impairment charge in the amount of $4,202 to reflect the write off of these costs.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Directors

      As of December 31, 2002, the board of directors included five members, two of whom, Messrs. Heath and Ware, also serve as executive officers. The board is divided into three classes, with each class serving a term of office of three years.

      NAME                POSITION            BIOGRAPHICAL INFORMATION
      ----                --------            ------------------------
CLASS OF 2002

Benjamin W. Heath*        Director      Mr. Heath has been a director since
                          President     1962.  He also serves as Chairman and a
                                        director of Coastal Petroleum.  He is
                                        also a director of Canada Southern
                                        Petroleum Ltd.  Age eighty-six.

Phillip W. Ware           Director      Mr. Ware, a geologist, has been
                       Vice President   President and a director of Coastal
                                        Petroleum since 1985.  Mr. Ware has
                                        been a director since 1985.  Age fifty.
CLASS OF 2003

Graham B. Collis          Director      Mr. Collis, a director since 1998, has
                          Secretary     been a member of the law firm of
                       Audit Committee  Conyers Dill & Pearman, Hamilton,
                                        Bermuda, our Bermuda counsel since
                                        1995.  Age forty-one.

John D. Monroe            Director      Mr. Monroe is a real estate broker and
                       Audit Committee  was formerly President of a real estate
                                        brokerage and development firm in
                                        Naples, Florida. Mr. Monroe, a director
                                        since 1981, is also a director of our
                                        subsidiary, Coastal Petroleum. Age
                                        seventy-five.


* Mr. Heath resigned as an officer and director of Coastal Caribbean and Coastal Petroleum effective February 28, 2003.

CLASS OF 2004

      NAME                POSITION            BIOGRAPHICAL INFORMATION
      ----                --------            ------------------------
Nicholas B. Dill*         Director      Mr. Dill has been a consultant to the
                                        law firm of Conyers Dill & Pearman,
                                        Hamilton, Bermuda, our Bermuda counsel
                                        since 2000.  Previously, Mr. Dill had
                                        been a member of the firm for many
                                        years.  Mr. Dill, a director since
                                        1997, is also a director of Worldwide
                                        Securities Ltd, Bermuda Electric Light
                                        Co. Ltd., Bermuda Waterworks Ltd. and
                                        SAL Ltd.  Age sixty-eight.

* Mr. Dill has advised the Company that he is resigning as a director of Coastal Caribbean on or about March 31, 2003.

      Mr. Timothy L. Largay, a partner of the law firm of Murtha Cullina LLP, Hartford, Connecticut, was a director and Vice President of the Company from January 15, 2001 until his resignation on October 7, 2002.

      Mr. Robert J. Angerer, Sr. was elected a director of Coastal Caribbean and Coastal Petroleum on January 30, 2003. He is a principal in the law firm of Angerer & Angerer, Tallahassee, Florida. He has been litigation counsel to Coastal Petroleum for more than twenty-five years.

      Executive Officers

      Mr. Philip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Mr. Robert J. Angerer, who became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003, are the two executive officers of the Company.

      Our other officer is the Chief Financial Officer. All of the officers of Coastal Caribbean are elected annually by the board and report directly to it.

Daniel W. Sharp          Treasurer,     Mr. Sharp has been our Treasurer,
                          Assistant     Assistant Secretary and Chief Financial
                        Secretary and   Officer since January 1, 2003.  Mr.
                            Chief       Sharp, age 53, is a Certified Public
                          Financial     Accountant who has served closely held
                           Officer      businesses based in Connecticut in
                                        various financial and accounting
                                        capacities during the past twenty
                                        years.

      Only Messrs. Heath and Ware received direct compensation for their services as officers of Coastal Caribbean or Coastal Petroleum. Mr. Heath devoted 50% and Mr. Ware devotes 100% of their professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum. The other non executive officers devote a small percentage of their professional time as officers on behalf of the companies. Mr. Sharp estimates that he will devote 20% of his time to the Company in 2003.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its copies of forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that during the just completed fiscal year, its executive officers, directors, and greater than 10% beneficial owners compiled with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation of the Company's two most highly-paid executive officers (the "Named Executive Officers"). No other executive officer earned compensation in excess of $100,000 during the year 2002.

                           SUMMARY COMPENSATION TABLE

                                                        Long Term
                                                       Compensation
                                                          Award
                               Annual Compensation      Securities
       Name and               ---------------------     Underlying          All Other
  Principal Position          Year     Salary(1)($)   Options/SARs(#)    Compensation($)
----------------------        ----     ------------   ---------------    ---------------
Benjamin W. Heath,            2002        40,000             -             18,075(2)
President and Chief           2001        40,000          100,000          15,600(2)
Executive Officer             2000        40,000             -             15,550(2)
Phillip W. Ware, Vice         2002        92,000             -             13,800(3)
President                     2001        92,000          100,000          13,800(3)
                              2000        92,000             -             13,800(3)

(1)   Mr. Heath was only paid $3,333 of his salary and $2,050 in reimbursements.

(2) Reimbursement for office expenses $12,075 (of which $10,025 has been deferred), $12,075 in 2001 and $9,600 in 2000, and payments to a SEP-IRA pension plan $6,000 in 2002 (all of which has been deferred), $6,000 in 2001 and 2000.

(3)   Payment to SEP-IRA pension plan (all of which has been deferred in 2002).

      Mr. Sharp is paid an hourly fee for his services to the Company and was paid $3,500 in fees and $108 in expenses during 2002.

COMPENSATION OF DIRECTORS

      All of our directors except for directors who are also executive officers are entitled to receive annual directors' fees in the amount of $22,500. For the year 2002, Messrs. Collis, Dill, Largay and Monroe each received directors' fees of $1,875 and deferred the receipt of the balance of the fees to which they were entitled.

STOCK OPTIONS

      The following table provides information about unexercised stock options held by the Named Executive Officers at December 31, 2002:

          AGGREGATED OPTION/SAR EXERCISES IN 2002 AND DECEMBER 31, 2002

                                OPTION/SAR VALUES

                                                        Number of Securities         Value of Unexercised In-The-
                                                       Underlying Unexercised                 Money
                     Shares                               Options/SARs (#)                 Options/SARs
                    Acquired                            at December 31, 2002             at December 31, 2002
                   On Exercise        Value        ----------------------------------------------------------------
     Name             (#)           Realized($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
---------------    -----------      -----------    -----------     -------------    -----------       -------------
Benjamin W.           -0-              -0-           100,000             -               -0-                -
Heath
Benjamin W.           -0-              -0-            45,000             -               -0-                -
Heath
---------------    -----------      -----------    -----------     -------------    -----------       -------------
Phillip W. Ware       -0-              -0-           100,000             -               -0-                -
Phillip W. Ware       -0-              -0-            72,000             -               -0-                -

Compensation Committee Interlocks and Insider Participation

      The entire board of directors constitutes the compensation committee. Phillip W. Ware is a director and President of Coastal Caribbean and Coastal Petroleum.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table provides information as to the number of shares of our stock owned beneficially at December 31, 2002 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

                                  Amount and Nature of
                                  Beneficial Ownership
                              -----------------------------
  Name and Address of         Shares Held    Shares Subject
   Beneficial Owner            Directly        to Option         Percent of Class
-----------------------       -----------    --------------      ----------------
Lykes Minerals Corp.               -           7,800,000*               14.4**
111 East Madison Street
P.O. Box 1690
Tampa, FL  33601

--------------------------------------------------------------------------------
* Lykes Minerals Corp. has purchased a total of 78 shares of Coastal Petroleum which are convertible into 7,800,000 of our shares.

** Assumes all outstanding options held by Lykes Mineral Corp are exercised to acquire our shares.

As of February 1, 2003, Mr. Robert J. Angerer, Sr. owned 2,207,487 shares , or 4.77%, of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 2,206,914 shares, or 4.76%, of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at February 1, 2003 by each director of the Company and by all directors and executive officers as a group:

                                          Amount and Nature of Beneficial
                                                     Ownership
                                     -------------------------------------------
                                     Shares Held Directly
                                             or                         Percent
Name of Individual or Group              Indirectly          Options    of Class
---------------------------          --------------------   --------    --------
Graham B. Collis                          85,000(1)          112,000       *
Nicholas B. Dill                              - (2)          124,000       *
Benjamin W. Heath                            20,000          145,000       *
John D. Monroe                                  400          136,000       *
Phillip W. Ware                               3,791          172,000       *
Robert J. Angerer, Sr.                    2,207,487             0        4.77
                                          ---------          -------
Directors and executiveofficers
  as a group (a total of 5 persons)       2,316,678          689,000     5.01%
                                          =========          =======

----------------------
*     Less than 1%.

(1) Director of Lane Enterprises (Bermuda) Limited, a Bermuda company, which also owns 27,758 shares.

(2) Director of Brackish Pond Company Limited, a Bermuda company, which owns 4,396 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under the Company's 1995 Stock Option Plan as of December 31, 2002.

                               Number of          Weighted       Number of securities
                            Securities to be       average       remaining available
                              issued upon      exercise price     for issuance under
                              exercise of      of outstanding    equity compensation
                              outstanding         options,         plans (excluding
                           options, warrants    warrants and     securities reflected
                               and rights          rights           in column (a))
   Plan Category                (a) (#)            (b) ($)             (c) (#)
-------------------        -----------------   --------------    --------------------
Equity compensation
plans approved by
security holders                  0                  0                   0

Equity compensation
plans not approved
by security holders(1)         925,000             $1.33               75,000

             Total:            925,000             $1.33               75,000

(1)   1995 Stock Option Plan.

      The Company's 1995 Stock Option Plan was adopted by the Board of Directors of the Company in March 1995. 1,000,000 shares of the Company's common stock were authorized for issuance under the terms of the plan. Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest, who, in the sole opinion of the Committee of the Board administering the Plan, are responsible for the management and/or growth of all or part of the business of the Company. The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      G&O'D INC.

      During the year 2002, G&O'D INC charged us a total of $177,998 for accounting and administrative services, office facilities and support staff. At December 31, 2002, G&O'D fees of $125,865 remain unpaid. Mr. James R. Joyce, the Company's former Treasurer and Assistant Secretary, owns the firm of G&O'D whose fees are based on the time spent in performing services for us. During December 2002, Mr. Joyce retired and G&O'D no longer provides accounting and administrative services to the Company.

      Murtha Cullina LLP

      For work done during the year 2002, Murtha Cullina LLP billed us a total of approximately $232,000 for legal fees and costs. At December 31, 2002, fees owed by the Company to Murtha Cullina LLP of approximately $220,000 remain unpaid. Mr. Timothy L. Largay, who resigned as a director and Vice President of the Company on October 7, 2002, is a partner of the law firm of Murtha Cullina LLP.

      Angerer & Angerer

      The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to Coastal Petroleum for more than twenty-five years. Mr. Robert J. Angerer, Sr., a member of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2002, Angerer & Angerer billed Coastal Petroleum $288,000 for legal fees. At December 31, 2002, fees owed by Coastal Petroleum to Angerer & Angerer of $84,000 remain unpaid.

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

      In 1990, Coastal Petroleum granted to the following persons the following percentages of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

                                    Percent            Coastal
                                    of net             Petroleum
                   Name             recovery           Position
           -----------------        --------        ------------------
           Benjamin W. Heath          1.25          Chairman of Board*
           Phillip W. Ware            1.25          President
           James R. Joyce             0.30          Treasurer**

(*)   Mr. Heath retired on February 28, 2003.

(**)  Mr. Joyce retired in December 2002.

ITEM 14.    CONTROLS AND PROCEDURES

      Phillip W. Ware, the principal executive officer, and Daniel W. Sharp, the principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

      1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this annual report is being prepared; and

      2 That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   (1)   Financial Statements.

                  The financial statements listed below and included under Item 8 above are filed as part of this report.

                                                                             Page
                                                                             ----
Report of Independent Auditors                                                33

Consolidated balance sheets at December 31, 2002 and 2001                     34

Consolidated statements of operations for each of the three years in the period ended December 31, 2002 and for the period from January 31, 1953
(inception) to December 31, 2002.                                             35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2002 and for the period from January 31, 1953
(inception) to December 31, 2002.                                             36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December
31, 2002                                                                      37

Notes to consolidated financial statements.                                  38-52

            (2)   Financial Statement Schedules.

                  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)   Reports on Form 8-K.

            (1) On October 9, 2002, the Company filed a current report on Form 8-K to report that:

                  (a) On October 7, 2002, Mr. Timothy L. Largay had resigned as a director and officer of the registrant.

                  (b) James R. Joyce, Treasurer and Chief Financial and Accounting Officer of the registrant, would retire December 31, 2002 from those positions. Effective January 1, 2003, Mr. Daniel
            W. Sharp, Glastonbury, Connecticut would become Treasurer and Chief Financial and Accounting Officer of the Company.

                  (c) On October 8, 2002, after a two week trial the trial court in the takings litigation of the Company's majority owned subsidiary, Coastal Petroleum Company, against the State of Florida ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property.

            (2) On November 18, 2002, the Company filed a current report on Form 8-K to report that on November 15, 2002, the trial court in the takings litigation of the Company's majority owned subsidiary, Coastal Petroleum Company, against the State of Florida issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property.

            (3) On December 14, 2002, the Company filed a current report on Form 8-K to report that, on December 12, 2002, Mr. James R. Joyce resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer, and Assistant Secretary of the Registrant.

      (c)   Exhibits.

            The following exhibits are filed as part of this report:

Item Number

      2. Plan of acquisition, reorganization, arrangement, liquidation or succession
            Not applicable.

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

            Not applicable.

      21.   Subsidiaries of the registrant.

            The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 59 -1/4 % owned.

      22. Published report regarding matters submitted to vote of security holders.

            Not applicable.

      23.   Consent of experts and counsel.

            Consent of Ernst & Young LLP is filed herein.

      24.   Power of attorney.

            Not applicable.

      99.   Additional exhibits.

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

            (c) The final judgment in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, dated November 15, 2002 is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 18, 2002 (File Number 001-04668).

            (d) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip W. Ware (filed herein).

            (e) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Daniel W. Sharp (filed herein).

      (d)   Financial Statement Schedules.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                                     (Registrant)

                                        By /s/ Phillip W. Ware
                                           -------------------
                                            PHILLIP W. WARE, President and
                                            Chief Executive Officer

Dated:   March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Phillip W. Ware                                      By /s/ Daniel W.Sharp
   --------------------------------------                      ------------------
    PHILLIP W. WARE                                             DANIEL W. SHARP
    President, Director and Chief Executive Officer             Treasurer and Chief Financial
                                                                Officer and Chief Accounting
                                                                Officer

Dated:         March 13, 2003                               Dated:   March 13, 2003
      -----------------------------------                         -----------------


By /s/ Graham B. Collis                                     By /s/ Nicholas B. Dill
   --------------------------------------                      ------------------
    GRAHAM B. COLLIS                                            NICHOLAS B. DILL
    Director                                                    Director

Dated:         March 13, 2003                               Dated:   March 13, 2003
      -----------------------------------                         -----------------

By /s/John D. Monroe
   --------------------------------------
    JOHN D. MONROE
    Director

Dated:         March 13, 2003
      -----------------------------------

By /s/Robert J. Angerer
   --------------------------------------
    ROBERT J. ANGERER
    Director

Dated:         March 13, 2003
      -----------------------------------

                                    FORM 10-K

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                            RULE 13A-14 CERTIFICATION

I, Phillip W. Ware, certify that:

1. I have reviewed this annual report on Form 10-K of Coastal Caribbean Oils & Minerals, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                          /s/ Phillip W. Ware
                                          -------------------
                                          Phillip W. Ware
                                          President

                                    FORM 10-K

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                            RULE 13A-14 CERTIFICATION

I, Daniel W. Sharp, certify that:

1. I have reviewed this annual report on Form 10-K of Coastal Caribbean Oils & Minerals, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                          /s/ Daniel W. Sharp
                                          -------------------
                                          Daniel W. Sharp
                                          Treasurer and Chief Accounting and
                                          Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.
-----------
   23.         Consent of Ernst & Young LLP

   99.(d)      Certification pursuant to Section 906 by Phillip W. Ware

   99.(e)      Certification pursuant to Section 906 by Daniel W. Sharp