Form 10-Q
period 2003-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2003-05-13
CIK 21239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             BERMUDA                                                NONE
 ------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda                       HM 11
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

                                  441-295-1422
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The number of shares outstanding of the issuer's single class of common stock as of May 12, 2003 was 46,211,604.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1           Financial Statements                                                                      Page
                                                                                                           ----
                 Consolidated balance sheets at March 31, 2003 and December 31, 2002                          3

                 Consolidated statements of operations for the three month periods ended March 31,
                 2003 and 2002 and for the period from January 31, 1953 (inception) to March 31,
                 2003                                                                                         4

                 Consolidated statements of cash flows for the three month periods ended March 31,
                 2003 and 2002 and for the period from January 31, 1953 (inception) to March 31,
                 2003                                                                                         5

                 Notes to consolidated financial statements                                                   6

ITEM 2           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                   9

ITEM 3           Quantitative and Qualitative Disclosure About Market Risk                                   13

ITEM 4           Controls and Procedures                                                                     13


                                             PART II - OTHER INFORMATION

ITEM 5           Other Information                                                                           14

ITEM 6           Exhibits and Reports on Form 8-K                                                            16

                 Signatures                                                                                  17

                 Rule 13a-14 Certifications                                                               18-19

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                          March 31,          December 31,
                                                                        ------------         ------------
                                                                            2003                 2002
                                                                        ------------         ------------
                                 ASSETS                                 (unaudited)             (Note)
Current assets:
  Cash and cash equivalents                                             $     93,929         $    292,095
  Interest and accounts receivable                                               872                4,068
  Notes receivable                                                                --                   --
  Prepaid expenses                                                           322,508              410,632
                                                                        ------------         ------------
          Total current assets                                               417,309              706,795
                                                                        ------------         ------------

Contingent litigation claim (Note 4)                                              --                   --
                                                                        ------------         ------------
Total assets                                                            $    417,309         $    706,795
                                                                        ============         ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                              $    835,809         $    915,085
  Due to related parties                                                     690,450              621,618
                                                                        ------------         ------------
          Total current liabilities                                        1,526,259            1,536,703
                                                                        ------------         ------------

Minority interests                                                                --                   --

Shareholders' deficit:
  Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares

    Outstanding - 46,211,604 and 46,211,604 shares, respectively           5,545,392            5,545,392
  Capital in excess of par value                                          32,117,811           32,067,811
                                                                        ------------         ------------
                                                                          37,663,203           37,613,203
  Deficit accumulated during the development stage                       (38,772,153)         (38,443,111)
                                                                        ------------         ------------
Total shareholders' deficit                                               (1,108,950)            (829,908)
                                                                        ------------         ------------
Total liabilities and shareholders' deficit                             $    417,309         $    706,795
                                                                        ============         ============

       Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)

                                                                                                        For the
                                                                                                      period from
                                                           Three months ended                        Jan. 31, 1953
                                                                March 31,                             (inception)
                                                ---------------------------------------               to March 31,
                                                    2003                       2002                      2003
                                                -------------             -------------             -------------
INTEREST AND OTHER INCOME                       $         453             $       3,662             $   3,877,365
                                                -------------             -------------             -------------
EXPENSES:

  Legal fees and costs                                119,932                   316,432                16,350,069
  Administrative expenses                             169,103                   193,755                 9,238,731
  Salaries                                             34,117                    37,950                 3,558,345
  Shareholder communications                            6,345                     9,028                 3,924,126
  Write off of unproved properties                         --                        --                 5,501,247
  Exploration costs                                        --                        --                   247,465
  Lawsuit judgments                                        --                        --                 1,941,916
  Minority interests                                       --                        --                  (632,974)
  Other                                                    --                        --                   364,865
  Contractual services                                     --                        --                 2,155,728
                                                -------------             -------------             -------------
                                                      329,497                   557,165                42,649,518
                                                -------------             -------------             -------------

NET LOSS                                        $    (329,044)            $    (553,503)
                                                =============             =============

Deficit accumulated during
  the development stage                                                                             $ (38,772,153)
                                                                                                    =============
Average number of shares
  outstanding (basic & diluted)                    46,211,604                43,468,329
                                                =============             =============

Net loss per share (basic & diluted)            $        (.01)            $        (.01)
                                                =============             =============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)


                                                                                                               For the period from
                                                                         Three months ended                       Jan. 31, 1953
                                                                              March 31,                            (inception)
                                                                 -------------------------------------                  To
                                                                     2003                     2002                March 31, 2003
                                                                 ------------             ------------             ------------

OPERATING ACTIVITIES:
Net loss                                                         $   (329,044)            $   (553,503)            $(38,772,153)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                      --                       --                 (632,974)
    Write off of unproved properties                                       --                       --                5,501,247
    Common stock issued for services                                       --                       --                  119,500
    Compensation recognized for stock option grant                         --                       --                   75,000
    Recoveries from previously written off properties                      --                       --                  252,173
  Net change in:
     Interest and accounts receivable                                   3,196                    6,943                     (872)
     Prepaid expenses                                                  88,126                   62,873                 (322,508)
     Accounts payable and accrued liabilities                         (10,444)                 292,020                1,526,259
     Deferred financing costs                                              --                 (145,882)                      --
                                                                 ------------             ------------             ------------
Net cash used in operating activities                                (248,166)                (337,549)             (32,254,328)
                                                                 ------------             ------------             ------------
INVESTING ACTIVITIES:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                         --                       --               (3,621,688)
  Proceeds from relinquishment of surface rights                           --                       --                  246,733
  Purchase of fixed assets                                                 --                       --                  (61,649)
                                                                 ------------             ------------             ------------
Net cash used in investing activities                                      --                       --               (3,436,604)
                                                                 ------------             ------------             ------------

FINANCING ACTIVITIES:
  Sale of common stock net of expenses                                     --                       --               30,380,612
  Shares issued upon exercise of options                                   --                       --                  884,249
  Sale of shares by subsidiary                                         50,000                       --                  800,000
  Sale of subsidiary shares                                                --                       --                3,720,000
                                                                 ------------             ------------             ------------
Net cash provided by financing activities                              50,000                       --               35,784,861
                                                                 ------------             ------------             ------------
Net (decrease) increase in cash and cash equivalents                 (198,166)                (337,549)                  93,929
Cash and cash equivalents at beginning of period                      292,095                  609,024                       --
                                                                 ------------             ------------             ------------
Cash and cash equivalents at end of period                       $     93,929             $    271,475             $     93,929
                                                                 ============             ============             ============

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

Note 1.           Basis of Presentation

         The accompanying unaudited consolidated financial statements include the Company's 58.84% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         On October 8, 2002, after a two week trial the trial court in the takings litigation orally ruled from the bench that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial brief on February 10, 2003. The intervenors (described above) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. The intervenors filed their brief on February 10, 2003. The DEP filed their Answer Brief on March 21, 2003, the State Trustees filed its Answer Brief on March 7, 2003, and Coastal filed an Answer Brief to the intervenors on March 7, 2003. In response to the State's Motion to Strike Coastal's Answer Brief, the Court struck all briefs except Coastal's Initial Brief, treated the intervenors' appeal as separate, consolidated the appeals and reset the briefing schedule. The intervenors' filed their Initial Briefs on April 28, 2003. The Answer Briefs of Coastal and the State are due on May 23, 2003.

          On December 13, 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs. On December 20, 2002, Coastal Petroleum filed objections

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1                     FINANCIAL STATEMENTS

and responses to the State's motion, objecting to the costs and requesting an evidentiary hearing. In the opinion of Company's litigation counsel, the State's motion for fees and costs is without merit. On April 9, 2003, the State agreed not to pursue its motion until after conclusion of the appeal in this case. An award of costs by the trial court against Coastal Petroleum could be appealed by either party. Coastal Petroleum also would have the right to seek an automatic stay of any cost award rendered against it pending appeal of the award, by the posting of a bond deemed sufficient by the trial court.

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

         On March 28, 2003, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastal's lease obligation. The judge gave parties 10 days to resolve the issue by agreement or he would enter an order resolving it. As of May 13, 2003, the judge has not yet resolved this issue.

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

Note 4.           Stock Options

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

Summary of Options Outstanding at March 31, 2003

Granted         Expiration              Total    Vested     Exercise Prices ($)
-------         ----------              -----    ------     -------------------
1998         May 19, 2003             225,000    225,000           2.625
2000         March  22, 2010          700,000    700,000             .91
                                      -------    -------          ------
                                      925,000    925,000          ($1.33
                                      =======    =======     Weighted Average)

Options reserved for future grants     75,000

The assumptions used in the 2000 valuation model were: risk free interest rate - 6.66%, expected life - 10 years, expected volatility - .741, and expected dividend - 0. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company's net loss for the three months ended March 31, 2003 and 2002.

Note 5.           Going Concern

         The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The Company is currently in the process of appealing the court's ruling. The cost of that litigation has been substantial and has required the Company to obtain additional capital. On March 10, 2003, Coastal Petroleum sold 2 shares of its common stock to a non-shareholder of Coastal Petroleum for $50,000. This amount has been included as an increase to additional paid-in capital. The sale of additional shares of Coastal Petroleum common stock to this and other parties is being pursued although to date, no binding agreements have been entered into.

         With the amount of cash on hand at March 31, 2003, the Company should be able to fund its operations through June 30, 2003, provided that the Company's directors, certain of its officers, legal counsel and administrative consultants agree to continue to defer the payment of all of their past and current salaries and fees. As of March 31, 2003, the amount of salaries and fees deferred totaled approximately $1,443,000. Because the proceeds from offerings of the Company's common stock have been inadequate to fund the Company's capital needs, the Company is exploring other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONT'D)

statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional financing through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and the substantial cost of continuing the litigation.

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

         At March 31, 2003, Coastal Caribbean had approximately $94,000 of cash available. Management believes that this amount should be sufficient to fund the Company's operations through June 30, 2003, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. In addition, an estimated amount of approximately $185,000 would be necessary to fund the Company's operations through December 31, 2003, assuming these deferrals continue. This amount would be approximately $650,000 if such deferrals do not continue. After June 30, 2003, the Company may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda unless and until the Company can secure additional financing. The Company's current cash is expected to be used for general corporate purposes, and to continue the litigation against the State of Florida.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONT'D)

         Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At March 31, 2003, the amount of salaries and fees being deferred totaled approximately $1,443,000.

         Coastal Caribbean has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the Trial Court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The cost of that litigation has been substantial and will require the Company to obtain additional capital.

         Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. With the exception of the sale in the first quarter by Coastal Petroleum of two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and non-binding indications of interest in purchasing shares from Coastal Petroleum by other potential purchasers, those efforts have been unsuccessful.

         During the three months ended March 31, 2003 the Company made the following cash expenditures.

         Angerer and Angerer (Litigation Counsel)           $ 80,443

         Philip Ware (President)                              23,001

         Transfer Agent                                        6,000

         Ernst & Young - Accountants                          20,000

         Directors & Officers Insurance                       85,908

         Daniel Sharp (Chief Financial Officer)               21,762

         Payroll Taxes                                         1,761

         Office Expenses                                       6,433

         Miscellaneous                                         3,968
                                                            --------
                                               Total        $249,276
                                                            ========

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONT'D)

If the Company does not raise additional capital prior to June 30, 2003 the Company will discontinue payments during the second quarter ending June 30, 2003 to Angerer & Angerer and Mr. Philip Ware. The Company expects to make a cash payment of approximately $27,000 for directors and officers insurance during the second quarter.

         In the event the lease obligations are not suspended, if the Company does not raise additional capital before the annual rentals on the leases are due, it will be unable to make an annual rental payment on its Florida lease of $59,000 which was last paid in July, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

         The Company incurred a loss of $329,000 for the 2003 quarter, compared to a loss of $554,000 for the comparable 2002 quarter.

         INTEREST INCOME AND OTHER INCOME DECREASED 85% from $3,700 in the 2002 quarter to $500 in the 2003 quarter because of the decrease in the amount of funds available to invest.

         LEGAL FEES AND COSTS DECREASED 62% to $120,000 for the 2003 quarter, compared to $316,000 in the prior period. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A, particularly the preparation for the trial in the litigation, which commenced in September, 2002. Legal fees and costs continue to be incurred, although at a reduced level, as the Company appeals the adverse decision which was handed down by the court in October, 2002.

         ADMINISTRATIVE EXPENSES DECREASED 13% during the 2003 period to $169,000 compared to $194,000 in the 2002 period. Accounting and administrative expenses decreased from $60,000 in the 2002 period to $25,000 in the 2003 period because of the costs associated with various filings with the Securities and Exchange Commission made in 2002. Offsetting this was an increase in the cost of Directors' and Officers' liability insurance from $59,000 in 2002 to $84,000 in the 2003 quarter.

         SALARIES DECREASED 11% in the 2003 quarter to $34,000 compared to $38,000 in the 2002 quarter as a result of the resignation of the President of the Company effective February 28, 2003. The Company's other salaried employee was elected President on March 1, 2003 without any increase in compensation.

         SHAREHOLDER COMMUNICATIONS DECREASED 33% during the 2003 period to $6,000 from $9,000 in the 2002 period because the Company reduced its shareholder communications expenses to conserve its cash resources.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2003.

ITEM 4        CONTROLS AND PROCEDURES

         We, Phillip W. Ware, the principal executive officer and Daniel W. Sharp, the principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

         1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

         2. That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                                 MARCH 31, 2003

ITEM 5   -    OTHER INFORMATION

         In Coastal's current appeal of the November 15, 2002 Final Judgment entered by the trial court finding no taking of Coastal's Lease 224-A, Coastal filed its Initial Brief on January 27, 2003 and the intervenors filed their Initial Brief on February 10, 2003. The DEP filed their Answer Brief on March 21, 2003, the State Trustees filed its Answer Brief on March 7, 2003, and Coastal filed an Answer Brief to the intervenors on March 7, 2003. In response to the State's Motion to Strike Coastal's Answer Brief, the Court struck all briefs except for Coastal's Initial Brief, treated the intervenors' appeal as a separate appeal, consolidated the appeals and reset the briefing schedule. The intervenors' filed their Initial Briefs on April 28, 2003. The Answer Briefs of Coastal and the State are due on May 23, 2003.

         The only matter from the inverse condemnation trial on Lease 224-A remaining in the trial court is the State's motion for costs. On April 9, 2003, the State agreed not to pursue its motion for costs until after conclusion of the appeal in this case.

         In Coastal's inverse condemnation suit covering Lease 224-B, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastal's lease obligations. The judge gave the parties 10 days to resolve the issue by agreement or he would enter an order resolving it. As of May 13, 2003, the judge has not yet resolved this issue.

         Effective March 31, 2003 Nicholas Dill resigned as a director of Coastal Caribbean Oils & Minerals, Ltd.

         Effective February 28, 2003, Mr. Benjamin Heath resigned as an officer and director of Coastal Caribbean Oils & Minerals, Ltd. and of Coastal Petroleum Company.

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

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                                 MARCH 31, 2003

ITEM 6   -    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip W. Ware.

                  99(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Daniel W. Sharp.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2003.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2003



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                                 Registrant

Date: May 12, 2003                 By  /s/ Daniel W. Sharp
                                       --------------------------------------
                                           Daniel W. Sharp
                                           Treasurer and Chief Accounting and
                                           Financial Officer

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

                                                       /s/ Phillip W. Ware
                                                       -------------------------
                                                       Phillip W. Ware
                                                       President

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

                                             /s/ Daniel W. Sharp
                                             ----------------------------------
                                             Daniel W. Sharp
                                             Treasurer and Chief Accounting and
                                             Financial Officer