Form 10-Q
period 2003-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2003-08-13
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 1-4668

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	NONE

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda	HM 11

(Address of principal executive offices)	(Zip Code)

850-576-5982

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No

     The number of shares outstanding of the issuer's single class of common stock as of August 5, 2003 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

     FORM 10-Q

JUNE 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at June 30, 2003 and December 31, 2002	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and for the period from January 31, 1953 (inception) to June 30, 2003	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 and for the period from January 31, 1953 (inception) to June 30, 2003	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	16

PART II - OTHER INFORMATION

ITEM 5	Other Information	16

ITEM 6	Exhibits and Reports on Form 8-K	17

	Signatures	19

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,

	2003	2002

ASSETS	(unaudited)	(Note)
Current assets:
Cash and cash equivalents	$14,572	$292,095
Interest and accounts receivable	719	4,068
Prepaid expenses	261,831	410,632

Total current assets	277,122	706,795

Contingent litigation claim (Note 5)	-	-
Total assets	$277,122	$706,795

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$814,610	$915,085
Due to related parties	788,899	621,618

Total current liabilities	1,603,509	1,536,703

Minority interests	-	-

Shareholders' deficit:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604 shares and 46,211,604
shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,117,811	32,067,811

	37,663,203	37,613,203
Deficit accumulated during the development stage	(38,989,590)	(38,443,111)

Total shareholders’ deficit	(1,326,387)	(829,908)

Total liabilities and shareholders’ deficit	$277,122	$706,795

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company (unaudited)

	Three months ended June 30, 2003		Six months ended June 30, 2003		For the period from Jan. 31, 1953 (inception) to June 30, 2003

	2003	2002	2003	2002

Interest and other income	$84	$477	$537	$4,139	$3,877,449

Expenses:
Legal fees and costs	61,060	363,324	180,992	679,756	16,411,129
Administrative expenses	122,414	138,704	291,517	332,459	9,361,147
Salaries	28,045	37,950	62,162	75,900	3,586,390
Shareholder communications	6,000	7,413	12,345	16,441	3,930,126
Write off of unproved properties	-	-	-	-	5,501,247
Exploration costs	-	59,247	-	59,247	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728

	217,519	606,638	547,016	1,163,803	42,867,039

Net loss	$(217,435)	$(606,161)	$(546,479)	$(1,159,664)

Deficit accumulated during
the development stage					$(38,989,590)

Weighted average number of
shares outstanding
(basic & diluted)	46,221,604	43,468,329	46,221,604	43,468,329

Net loss per share (basic &	$(.01)	$(.01)	$(.01)	$(.03)

diluted)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company (unaudited)

			For the period from
	Six months ended		Jan. 31, 1953
	June 30,		(inception)
			To
	2003	2002	June 30, 2003

Operating activities:
Net loss	$(546,479)	$(1,159,664)	$(38,989,590)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	-	(632,974)
Write off of unproved properties	-	-	5,501,247
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Interest and accounts receivable	3,349	7,231	(719)
Prepaid expenses	148,801	123,901	(261,831)
Accounts payable and accrued liabilities	66,806	799,009	1,603,509
Deferred financing costs	-	(280,219)	-

Net cash used in operating activities	(327,523)	(509,742)	(32,333,685)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and
reimbursements	-	-	(3,621,688)
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of fixed assets	-	-	(61,649)

Net cash provided by (used in) investing activities	-	-	(3,436,604)

Financing activities:
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	50,000	-	800,000
Sale of subsidiary shares	-	-	3,720,000

Net cash provided by financing activities	50,000	-	35,784,861

Net increase (decrease) in cash and cash equivalents	(277,523)	(509,742)	14,572
Cash and cash equivalents at beginning of period	292,095	609,024	-

Cash and cash equivalents at end of period	$14,572	$99,282	$14,572

See accompanying notes.

ITEM 1          Financial Statements

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the Company’s 58.84% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Litigation

Florida Litigation

     Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State’s denial of a permit constitutes a taking of Coastal Petroleum’s property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

     In 1990, the State of Florida enacted legislation that prohibits drilling or exploration for oil or gas on Florida’s offshore acreage. Although the law does not apply to areas where Coastal Petroleum is entitled to conduct exploration, the State of Florida has effectively prevented any exploratory drilling by denying the Company’s application for drilling permits. In addition, in those areas where Coastal Petroleum has only a royalty interest, the law also effectively prohibits production of oil and gas, rendering it impossible for Coastal Petroleum to collect royalties from those areas. During 1998, Coastal Petroleum exhausted its legal remedies in its efforts to obtain compensation for the drilling prohibition on its royalty interest acreage.

Lease Taking Case (Lease 224-A)

     On June 26, 2000, the First District Court of Appeal affirmed an earlier ruling that the Florida Department of Environmental Protection (DEP) could deny Coastal Petroleum a permit to drill an exploratory well about nine miles south of St. George Island in the Florida Panhandle. While the appeals court held that the DEP could take such action on the basis of a compelling public purpose in not allowing offshore oil and gas drilling in Florida, the court also found that the DEP’s action would be unconstitutional “if just compensation is not paid for what is taken.” The appeals court stated that whether the denial of the permit constituted a taking of Coastal Petroleum’s property should be determined by the Circuit Court.

ITEM 1           Financial Statements

     On January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A.

     Certain holders of royalties pertaining to Lease 224-A, which aggregate approximately 4%, intervened in the proceeding. Counsel for the royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum has informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

     On October 8, 2002, after a two week trial the trial court in the takings litigation orally ruled from the bench that the State’s denial of a permit to drill on Coastal Petroleum’s Lease 224-A did not constitute an unlawful taking of Coastal Petroleum’s property. On November 15, 2002, the trial court issued its Final Judgment that the State’s denial of a permit to drill on Coastal Petroleum’s Lease 224-A did not constitute an unlawful taking of Coastal Petroleum’s property.

     Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial brief on January 27, 2003. The intervenors (described above) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. The intervenors filed their brief on February 10, 2003. The DEP filed their Answer Brief on March 21, 2003, the State Trustees filed its Answer Brief on March 7, 2003, and Coastal filed an Answer Brief to the intervenors on March 7, 2003. In response to the State’s Motion to Strike Coastals’ Answer Brief, the Court struck all briefs except Coastals’ Initial Brief, treated the intervenors’ appeal as separate, consolidated the appeals and reset the briefing schedule. The intervenors’ filed their Initial Briefs on April 28, 2003. The Answer Briefs of Coastal and the State were filed on May 23, 2003 and the Reply Briefs of Coastal and the intervenors were filed on June 17, 2003. All briefs have now been submitted and the Company is waiting for oral argument to be scheduled.

     On December 13, 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs. On December 20, 2002, Coastal Petroleum filed objections and responses to the State’s motion, objecting to the costs and requesting an evidentiary hearing. In the opinion of Company’s litigation counsel, the State’s motion for fees and costs is without merit. On April 9, 2003, the State agreed not to pursue its motion until after conclusion of the appeal in this case. An award of costs by the trial court against Coastal Petroleum could be appealed by either party. Coastal Petroleum also would have the right to seek an automatic stay of any cost award rendered against it pending appeal of the award, by the posting of a bond deemed sufficient by the trial court.

ITEM 1           Financial Statements

Royalty Taking Case

     The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. In 1994, several of those third parties, including Coastal Caribbean which has approximately a 12% interest in any recovery, have instituted a separate lawsuit against the State. That lawsuit claims that the royalty holders’ interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking.

     The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders. The case is currently pending before the Circuit Court in Tallahassee. On December 2, 1999, the Circuit Court denied the State’s motion to dismiss the plaintiffs’ claim of inverse condemnation but dismissed several other claims. On May 10, 2000, the State filed a motion for summary judgment but no hearing date has been set for the motion. The case is still pending and discovery is proceeding.

     Any recovery made in the royalty holders’ lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Lease Taking Case (Lease 224-B)

On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. The court denied the State’s motion to dismiss the case on August 30, 2002. The case is currently pending and is in the discovery stage.

On March 28, 2003, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastals’ lease obligation. On May 30, 2003, the judge denied the motion to stay and discovery is proceeding.

ITEM 1           Financial Statements

Note 3.      Loss per share

     Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 4.      Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, “Accounting for Stock Based Compensation,” (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

Summary of Options Outstanding at June 30, 2003

Granted	Expiration	Total	Vested	Exercise Prices ($)

2000	March 22, 2010	700,000	700,000.91

		700,000	700,000.91

				(Weighted Average)
Options reserved for future		75,000
grants

    The assumptions used in the 2000 valuation model were: risk free interest rate – 6.66%, expected life - 10 years, expected volatility - .741, and expected dividend – 0. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

ITEM 1       Financial Statements

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company’s net loss for the three and six months ended June 30, 2003 and 2002.

Note 5.       Going Concern

     The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The Company is currently in the process of appealing the court’s ruling. The cost of that litigation has been substantial and has required the Company to obtain additional capital. On March 10, 2003, Coastal Petroleum sold 2 shares of its common stock to a non-shareholder of Coastal Petroleum for $50,000. This amount has been included as an increase to additional paid-in capital. The sale of additional shares of Coastal Petroleum common stock to this and other parties is being pursued although to date, no binding agreements have been entered into.

     With the amount of cash on hand at June 30, 2003, the Company should be able to fund its operations through December 31, 2003, provided that the Company’s directors, certain of its officers, legal counsel and administrative consultants agree to continue to defer the payment of all of their past and current salaries and fees. As of June 30, 2003, the amount of salaries and fees deferred totaled approximately $1,604,000. Because the proceeds from offerings of the Company's common stock have been inadequate to fund the Company's capital needs, the Company is exploring other possible funding sources, particularly the other shareholders of Coastal Petroleum. These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional financing through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and the substantial cost of continuing the litigation.

Critical Accounting Policies

     The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized. Since the Company’s properties were undeveloped and nonproducing and the subject of litigation, capitalized costs were not being amortized.

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

     At June 30, 2003, Coastal Caribbean had approximately $15,000 of cash available. In addition, during July 2003, the Company received approximately $201,000 from prepayments related to its D&O policy. Management believes that this amount should be sufficient to fund the Company’s operations through December 31, 2003, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. However, if such deferrals do not continue, Management

ITEM 2      Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

believes approximately $650,000 would be needed to fund the operations through December 31, 2003. After December 31, 2003, the Company may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda unless and until the Company can secure additional financing. The Company’s current cash is expected to be used for general corporate purposes, and to continue the litigation against the State of Florida.

     Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At June 30, 2003, the amount of salaries and fees being deferred totaled approximately $1,597,000.

     Coastal Caribbean has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the Trial Court issued its Final Judgment that the State’s denial of a permit to drill on Coastal Petroleum’s Lease 224-A did not constitute an unlawful taking of Coastal Petroleum’s property. The cost of that litigation has been substantial and will require the Company to obtain additional capital.

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

     During the six months ended June 30, 2003 the Company made the following cash expenditures.

Angerer and Angerer (Litigation Counsel)	$80,443
Philip Ware (President)	23,001
Transfer Agent	12,000
Ernst & Young – Accountants	20,000
Directors & Officers Insurance	140,093
Daniel Sharp (Chief Financial Officer)	38,385
Payroll Taxes	1,761
Office Expenses	10,604
Miscellaneous	1,236

Total	$327,523

ITEM 2 -Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

If the Company does not raise additional capital prior to December 31, 2003 the Company will continue to defer payments during the third and fourth quarter ending December 31, 2003 to Angerer & Angerer and Mr. Philip Ware. The Company has made a cash payment of approximately $106,000 for directors and officers insurance during July 2003. In addition, the Company has made a cash payment of approximately $40,000 for annual rentals on Leases 248 and 224-A in July and August 2003.

Results of Operations

Three months ended June 30, 2003 vs. June 30, 2002

     The Company incurred a loss of $217,000 for the 2003 quarter, compared to a loss of $606,000 for the comparable 2002 quarter.

     Interest income and other income remained negligible from $500 in the 2002 quarter to $84 in the 2003 quarter because of the lack of funds to invest.

     Legal fees and costs decreased 83% to $61,000 for the 2003 quarter, compared to $363,000 in the 2002 quarter. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

     Administrative expenses decreased 12% during the 2003 quarter to $122,000 compared to $139,000 in the 2002 quarter.

     Salaries decreased 26% during the 2003 quarter to $28,000 compared to $38,000 in the 2002 quarter.

     Shareholder communications decreased 14% during the 2003 quarter to $6,000 compared to $7,000 in the 2002 quarter.

     Exploration costs in the 2002 quarter represent the $59,000 in lease rentals paid to the State of Florida to maintain Coastal Petroleum’s leases. During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and recorded an impairment charge to reflect the write off of these costs. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. All future costs incurred in connection with the Company’s Florida leases are being expensed as incurred. The Company made annual lease payments of approximately $40,000 during July 2003 and will expense these in the third quarter 2003.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

Six months ended June 30, 2003 vs. June 30, 2002

     The Company incurred a loss of $546,000 for the 2003 period, compared to a loss of $1,160,000 for the comparable 2002 period.

     Interest income and other income decreased 87% from $4,139 in 2002 to $537 in 2003 because of the lack of funds to invest.

     Legal fees and costs decreased 73% to $181,000 for 2003, compared to $680,000 for 2002. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State’s motions to dismiss the lawsuit.

     Administrative expenses decreased 12% in 2003 to $292,000 from $332,000 in the 2002 period. This decrease was primarily due to the decrease in Accounting and administrative expenses during the 2003 period to $41,000 compared to $107,000 in the 2002 period due to the higher costs associated with various filings with the Securities and Exchange Commission during 2002.

     Salaries decreased 18% in 2003 to $62,000 compared to $76,000 in 2002.

     Shareholder communications decreased 25% during the 2003 period to $12,000 compared to $16,000 in the 2002 period.

     Exploration costs in the 2002 quarter represent the $59,000 in lease rentals paid to the State of Florida to maintain Coastal Petroleum’s leases. During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and recorded an impairment charge to reflect the write off of these costs. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. All future costs incurred in connection with the Company’s Florida leases are being expensed as incurred. The Company made annual lease payments of approximately $40,000 during July 2003 and will expense these in the third quarter 2003.

ITEM 3      Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2003.

ITEM 4      Controls and Procedures

     I, Phillip W. Ware, the principal executive officer and treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

1.	That the Company’s disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

2.	That there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 5  -   Other Information

     In Coastal’s current appeal of the November 15, 2002 Final Judgment entered by the trial court finding no taking of Coastal’s Lease 224-A, Coastal filed its Initial Brief on January 27, 2003 and the intervenors filed their Initial Brief on February 10, 2003. The DEP filed their Answer Brief on March 21, 2003, the State Trustees filed its Answer Brief on March 7, 2003, and Coastal filed an Answer Brief to the intervenors on March 7, 2003. In response to the State’s Motion to Strike Coastal’s Answer Brief, the Court struck all briefs except for Coastal’s Initial Brief, treated the intervenors’ appeal as a separate appeal, consolidated the appeals and reset the briefing schedule. The intervenors’ filed their Initial Briefs on April 28, 2003. The Answer Briefs of Coastal and the State were filed on May 23, 2003 and the Reply Briefs of Coastal and the intervenors were filed on June 17, 2003. All briefs have now been submitted and the Company is waiting for oral argument to be scheduled.

     The only matter from the inverse condemnation trial on Lease 224-A remaining in the trial court is the State’s motion for costs. On April 9, 2003, the State agreed not to pursue its motion for costs until after conclusion of the appeal in this case.

     In Coastal’s inverse condemnation suit covering Lease 224-B, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastal’s lease obligations. On May 30, 2003, the judge denied the motion to stay and discovery is proceeding.

     On June 24, 2003 James Moore & Co. became the Company’s independent auditors, Mr. Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company and Mr. Kenneth M. Cornell of Cornell & Associates has become the acting Chief Financial Officer. In addition, Igler & Dougherty, P.A. of Tallahassee, Florida has replaced Murtha Cullina of Hartford, Connecticut as Counsel for Corporate, Securities and related matters. The Company has moved its Connecticut office to Florida and the remaining Directors: Phillip W. Ware (President and Treasurer); Robert J. Angerer, Sr. (Vice-President); John D. Monroe; and Graham Collis, are endeavoring to assure survival of the Company.

     Coastal Caribbean is currently a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to a shareholder. If, for any taxable year, the Company’s passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2001, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company’s U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company’s common stock, would cause a U.S. holder to become liable for U.S. federal income tax under section 1291 of the Internal Revenue Code (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the President and Chief Executive Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Acting Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the President and Chief Executive Officer pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

     On June 9, 2003, the Company filed a Current Report on Form 8-K to report that On May 28, 2003, Ernst & Young LLP (“Ernst & Young”) resigned as Coastal Caribbean Oils & Minerals, Ltd.’s independent auditors.

On June 27, 2003, the Company filed a Current Report on Form 8-K to report that:

(1)	New Independent Accountants - James Moore & Co. became the Company’s independent auditors on June 24, 2003.

(2)	Management and Directors - On June 24, 2003, Mr. Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company and Mr. Kenneth M. Cornell of Cornell & Associates has become the acting Chief Financial Officer. In addition, Igler & Dougherty, P.A. of Tallahassee, Florida has replaced Murtha Cullina of Hartford, Connecticut as Counsel for Corporate, Securities and related matters. The Company has moved its Connecticut office to Florida and the remaining Directors: Phillip W. Ware (President and Treasurer); Robert J. Angerer, Sr. (Vice-President); John D. Monroe; and Graham Collis, are endeavoring to assure survival of the Company.

(3)	Litigation Update – The last briefs were filed on June 17, 2003, in the appeal to the First District Court of Appeal in Tallahassee, Florida of the judgment denying Coastal Petroleum Company’s claim for compensation for the taking of its Lease 224-A. Oral argument will be scheduled likely in the fall.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 13 , 2003	By /s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer

By /s/ Kenneth M. Cornell
Kenneth M. Cornell
Acting Chief Financial Officer
and Principal Financial Officer