Form 10-Q
period 2003-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2003-11-14
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the issuer's single class of common stock as of November 14, 2003 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

     FORM 10-Q SEPTEMBER 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at September 30, 2003 and December 31, 2002	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and for the period from January 31, 1953 (inception) to September 30, 2003	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002 and for the period from January 31, 1953 (inception) to September 30, 2003	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	12

ITEM 4	Controls and Procedures	12

	PART II - OTHER INFORMATION

ITEM 5	Other Information	12

ITEM 6	Exhibits and Reports on Form 8-K	13

	Signatures	14

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30,	December 31,

	2003	2002

ASSETS	(unaudited)	(Note)
Current assets:
Cash and cash equivalents	$26,906	$292,095
Interest and accounts receivable	719	4,068
Prepaid expenses	115,603	410,632

Total current assets	143,228	706,795

Contingent litigation claim (Note 2)	-	-
Total assets	$143,228	$706,795

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$808,630	$915,085
Due to related parties	925,852	621,618

Total current liabilities	1,734,482	1,536,703

Minority interests	-	-

Shareholders' deficit:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604 shares and 46,211,604
shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,117,811	32,067,811

	37,663,203	37,613,203
Deficit accumulated during the development stage	(39,254,457)	(38,443,111)

Total shareholders’ deficit	(1,591,254)	(829,908)

Total liabilities and shareholders’ deficit	$143,228	$706,795

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(unaudited)

					For the period from Jan. 31, 1953 (inception) to September 30, 2003

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Interest and other income	$103	$2,034	$640	$6,173	$3,877,552

Expenses:
Legal fees and costs	82,383	640,029	263,375	1,319,785	16,493,512
Administrative expenses	116,950	174,228	408,467	506,687	9,478,097
Salaries	17,024	37,950	79,186	113,850	3,603,414
Shareholder communications	8,996	8,225	21,341	24,666	3,939,122
Write off of unproved properties	-	-	-	-	5,501,247
Exploration costs	39,617	-	39,617	59,247	287,082
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728

	264,970	860,432	811,986	2,024,235	43,132,009

Net loss	$(264,867)	$(858,398)	$(811,346)	$(2,018,062)

Deficit accumulated during
the development stage					(39,254,457)

Weighted Average number of shares
outstanding (basic & diluted)	46,221,604	45,525,329	46,221,604	44,291,312

Net loss per share (basic & diluted)	$(.01)	$(.02)	$(.02)	$(.05)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(unaudited)

			For the period from Jan. 31, 1953 (inception) To September 30, 2003
	Nine months ended September 30,

	2003	2002

Operating activities:
Net loss	$(811,346)	$(2,018,062)	$(39,254,457)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	-	(632,974)
Write off of unproved properties	-	-	5,501,247
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Interest and accounts receivable	3,349	4,523	(719)
Prepaid expenses	295,031	(122,938)	(115,601)
Accounts payable and accrued liabilities	197,777	1,056,693	1,734,480
Deferred financing costs	-	90,391	-

Net cash used in operating activities	(315,189)	(989,393)	(32,321,351)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and
reimbursements	-	-	(3,621,688)
Proceeds from relinquishment of surface rights	-	-	246,733
Notes receivable	-	15,000	-
Purchase of fixed assets	-	-	(61,649)

Net cash provided by (used in) investing activities	-	15,000	(3,436,604)

Financing activities:
Sale of common stock net of expenses	-	899,642	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	50,000	-	800,000
Sale of subsidiary shares	-	-	3,720,000

Net cash provided by financing activities	50,000	899,642	35,784,861

Net increase (decrease) in cash and cash equivalents	(265,189)	(74,751)	26,906
Cash and cash equivalents at beginning of period	292,095	609,024	-

Cash and cash equivalents at end of period	$26,906	$534,273	$26,906

See accompanying notes.

ITEM 1 Financial Statements

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the Company’s 58.84% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Lease Taking Case (Lease 224-A)

     In Coastal’s current appeal of the November 15, 2002 Final Judgment entered by the trial court finding no taking of Coastal’s Lease 224-A, oral argument has been scheduled for November 19, 2003.

Royalty Taking Case

     There has been no material change in these proceedings during this quarter.

Lease Taking Case (Lease 224-B)

     There has been no material change in these proceedings during this quarter.

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

Summary of Options Outstanding at September 30, 2003

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

ITEM 1 Financial Statements

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company’s net loss for the three and nine months ended September 30, 2003 and 2002.

Note 5. Going Concern

     The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. Furthermore, on January 16, 2001, Coastal Petroleum Company filed a complaint in the Leon County Circuit Court in Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its Lease 224-A. On November 15, 2002, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. The Company is currently in the process of appealing the court’s ruling. The cost of that litigation has been substantial and has required the Company to obtain additional capital. On March 10, 2003, Coastal Petroleum sold 2 shares of its common stock to a non-shareholder of Coastal Petroleum for $50,000. On October 28 and 29, 2003, Coastal Petroleum sold 2 shares of a common stock to two shareholders of Coastal Petroleum for $20,000. These amounts have been included as increases to additional paid-in capital and were used in part to pay annual rentals. The sale of additional shares of Coastal Petroleum common stock to this and other parties is being pursued although to date, no binding agreements have been entered into.

     At September 30, 2003, Coastal Caribbean had approximately $27,000 of cash available. With the sale of two shares of Coastal Petroleum in October, Management paid the annual rentals for Lease 224-B on October 29, 2003, still leaving approximately $27,000 of cash available. Management believes that this amount should be sufficient to fund the Company’s operations through its current appeal that is scheduled for oral argument on November 19, 2003 and until a decision is rendered by the Court likely in the first quarter of 2004. Subsequent to the first quarter of 2004, Management will have to raise additional capital to continue operations. In particular, if the appeal is successful, the Management will have to raise additional capital to prepare for and participate in a trial for damages. If Management is unsuccessful in the appeal or is unsuccessful in raising additional capital, Management may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda.

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

     At September 30, 2003, Coastal Caribbean had approximately $27,000 of cash available. Management believes that this amount should be sufficient to fund the Company’s operations through its current appeal that is scheduled for oral argument on November 19, 2003 and until a decision is rendered by the Court likely in the first quarter of 2004. Subsequent to the first quarter of 2004, Management will have to raise additional capital to continue operations. In particular, if the appeal is successful, the Management will have to raise additional capital to prepare for and participate in a trial

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

for damages. If Management is unsuccessful in the appeal or is unsuccessful in raising additional capital, Management may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda.

     Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At September 30, 2003, the amount of salaries and fees being deferred totaled approximately $1,734,000.

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

     Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. In the first quarter, Coastal Petroleum sold two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and in the fourth quarter sold two shares of its common stock for $10,000 per share to two shareholders of Coastal Petroleum. With the exception of these sales and non-binding indications of interest in purchasing shares from Coastal Petroleum by other potential purchasers, those efforts have been unsuccessful.

Results of Operations

Three months ended September 30, 2003 vs. September 30, 2002

     The Company incurred a loss of $228,000 for the 2003 quarter, compared to a loss of $858,000 for the comparable 2002 quarter.

     Interest income and other income remained negligible from $2,034 in the 2002 quarter to $103 in the 2003 quarter because of the lack of funds to invest.

     Legal fees and costs decreased 87% to $82,000 for the 2003 quarter, compared to $640,000 in the 2002 quarter. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

     Administrative expenses decreased 32% during the 2003 quarter to $117,000 compared to $174,000 in the 2002 quarter as a result of Coastal eliminating an office and streamlining operations.

     Salaries decreased 55% during the 2003 quarter to $17,000 compared to $38,000 in the 2002 quarter as a result of Coastal eliminating an employee and streamlining operations.

     Shareholder communications increased 9% during the 2003 quarter to $9,000 compared to $8,000 in the 2002 quarter.

     Exploration costs represent the $40,000 and $59,000 in lease rentals paid to the State of Florida to maintain Coastal Petroleum’s leases during 2003 and 2002, respectively. These lease payments were made in the second quarter in 2002 and the third quarter in 2003. In addition, on October 29, 2003, Coastal paid its annual lease rentals on Lease 224-B. During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and recorded an impairment charge to reflect the write off of these costs. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. All future costs incurred in connection with the Company’s Florida leases are being expensed as incurred.

Nine months ended September 30, 2003 vs. September 30, 2002

     The Company incurred a loss of $774,000 for the 2003 period, compared to a loss of $2,018,000 for the comparable 2002 period.

     Interest income and other income decreased 90% from $6,173 in 2002 to $640 in 2003 because of the lack of funds to invest.

     Legal fees and costs decreased 80% to $263,000 for 2003, compared to $1,320,000 for 2002. Legal fees and costs were higher in the 2002 period as a result of Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. In addition, Coastal Petroleum responded to the State’s motions to dismiss the lawsuit.

     Administrative expenses decreased 19% in 2003 to $408,000 from $507,000 in the 2002 period. This decrease was primarily due to the decrease in Accounting and administrative expenses during the 2003 period to $53,000 compared to $149,000 in the 2002 period due to the higher costs associated with various filings with the Securities and Exchange Commission during 2002.

     Salaries decreased 30% in 2003 to $79,000 compared to $114,000 in 2002 as a result of Coastal eliminating an employee and streamlining operations.

  Shareholder communications decreased 13% during the 2003 period to $21,000 compared to $25,000 in the 2002 period.

     Exploration costs represent the $40,000 and $59,000 in lease rentals paid to the State of Florida to maintain Coastal Petroleum’s leases during 2003 and 2002, respectively. These lease payments were made in the second quarter in 2002 and the third quarter in 2003. In addition, on October 29, 2003, Coastal paid its annual lease rentals on Lease 224-B. During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and recorded an impairment charge to reflect the write off of these costs. Although these costs have been written off, the Company still has legal title to the leases and will continue to pay annual lease rentals on the leases. All future costs incurred in connection with the Company’s Florida leases are being expensed as incurred. The Company will make the final payment of approximately $19,000 for the 2003 year during the fourth quarter of 2003.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2003.

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

ITEM 5 Other Information

     In Coastal’s current appeal of the November 15, 2002 Final Judgment entered by the trial court finding no taking of Coastal’s Lease 224-A, oral argument has been scheduled for November 19, 2003.

     On October 29, 2003, Coastal paid its annual lease rentals on Lease 224-B in the amount of $19,630.

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

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: November 14, 2003	By /s/ Phillip W. Ware

Phillip W. Ware
Chief Executive Officer,
President and Treasurer

By /s/ Kenneth M. Cornell

Kenneth M. Cornell
Chief Financial Officer
and Principal Financial Officer