Form 10-K
period 2003-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2004-04-13
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended      December 31, 2003
                                   --------------------------

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________


                        Commission file number 001-04668
                                               ---------

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

         BERMUDA                                                    NONE
-----------------------------------                        ---------------------
State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization                              Identification No.)

      Clarendon House
       Church Street
      Hamilton, Bermuda                                            HM 11
-----------------------------------                        ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (850) 653-9165
                                                          -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
        Title of each class                                  which registered
------------------------------------------              ------------------------
              NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.12 per share
      -------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,074,073 (U.S.) at April 1, 2004.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common stock, par value $.12 per share, 46,211,604 shares outstanding as of March 18, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                                     PART I

          Risk Factors                                                         4

Item 1.   Business                                                            10

Item 2.   Properties                                                          15

Item 3.   Legal Proceedings                                                   18

Item 4.   Submission of Matters to a Vote of Security Holders                 24

                                     PART II

Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters                                                 25

Item 6.   Selected Consolidated Financial Information                         28

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          32

Item 8.   Financial Statements and Supplementary Data                         34

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 58

Item 9A.  Controls and Procedures                                             58

                                    PART III

Item 10.  Directors and Executive Officers of the Company                     59

Item 11.  Executive Compensation                                              61

Item 12.  Security Ownership of Certain Beneficial Owners and Management      63

Item 13.  Certain Relationships and Related Transactions                      65

Item 14.  Principal Accounting Fees and Service                               66


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     67



---------------------------
All monetary figures set forth are expressed in United States currency.

                                     PART I
                                     ------

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

     We may be forced to wind up the Company or forced into insolvent liquidation.

     The Company's current liabilities exceed its current assets. Certain creditors of the Company have deferred payment of amounts owed to them. There is no assurance that those creditors will continue to permit the Company to defer payments of amounts owed.

     The Company has limited funds to continue its operations. Unless the Company is able to raise adequate additional funds to continue its business, the Company may be forced to wind up the Company or forced into insolvent liquidation under the laws of Bermuda within the next several months.

     We have a history of losses and anticipate further losses, which could cause us to discontinue our business.

     Our business has never had substantial revenues and has operated at a loss in each year since our inception in 1953. We recorded a loss of $1,008,000 for the year ended December 31, 2003, a loss of $2,448,000 for the year 2002 and a loss of $6,585,000 for the year 2001. If we continue to sustain losses and are unable to achieve profitability, we may not be able to continue our business and may have to curtail, suspend or cease operations.

     During the three years ended December 31, 2003, we spent approximately $3,562,000 on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests. If we continue to incur significant expenses and are unable to raise additional funds to meet these expenses, we may have to cease or suspend our lawsuits and/or cease operations entirely.

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

     Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this annual report do not include any adjustments to asset values or recorded liability amounts that might be required in the event we are unable to continue as a going concern. You should also see Note 1 to our financial statements regarding the uncertainty as to our ability to continue as a going concern.

     Without additional financing, we only have enough liquid assets on hand to continue to operate the Company for part of the year 2004.

     We believe that our funds on hand and certain loan commitments from our directors will be sufficient to permit us to continue to operate through June of 2004. After that time, we may have to suspend or cease operations unless and until we can secure additional financing. In 2003 certain of our directors, officers, legal counsel and administrative consultants agreed to continue deferring the payment of their salaries and fees. At December 31, 2003, the amount of salaries and fees deferred totaled approximately $1,054,000. We currently do not have any commitments for additional financing. We may be unable to obtain additional financing in the future on acceptable terms or at all.

     If the courts ultimately rule that the State of Florida may deny us a permit and not compensate us for the taking of our property, we may be unable to continue our business.

     In the event that the courts determine that the State of Florida is entitled to deny Coastal Petroleum a permit without compensation, it is likely that we would be unable to continue our business.

     We may be unable to secure the additional funds needed to cover the substantial litigation costs of proving our properties have been taken and their value.

     Coastal Petroleum filed a claim with the Florida Circuit Court for the Second Judicial Circuit, that its property has been taken by the State of Florida, and that Coastal Petroleum is owed compensation by the State of Florida. That Court ruled that there was no taking and that no compensation was owed and the Trial Court's decision was affirmed on Appeal to the First District Court of Appeal. On April 7, 2004, the Company filed a Petition for Writ Certiorari with the United States Supreme Court. We will need to secure additional funds to cover the costs of any further litigation, which we estimate will be substantial. If we are unable to secure the additional funds or raise funds through the private sale of additional common stock needed to cover the costs of such litigation, we might not be able to conclude the litigation and might have to cease the lawsuits against the State of Florida without any meaningful recovery.

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

     Any recovery that Coastal Petroleum may receive as a result of a judgment against the State of Florida may be insufficient to cover the costs of prosecuting the claims at trial. If this occurs, we may be forced to cease operations.

     Coastal Caribbean is currently a passive foreign investment company, or PFIC, for U. S. federal income tax purposes, which could result in negative tax consequences to you.

     If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2003, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2004. If Coastal Caribbean is a PFIC for any taxable year, then our U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder's holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

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

     We are unable to pay dividends.

     We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. We plan to retain any future earnings to reduce our deficit accumulated during the development stage of $39,451,000 at December 31, 2003 and to finance our operations.

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

o    obtain a federal permit;

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

Item 1.   Business
          --------

     (a)  General Development of Business.
          -------------------------------
     Coastal Caribbean Oils & Minerals, Ltd. (Company or Coastal Caribbean), a Bermuda corporation, has been engaged, through its majority owned subsidiary, Coastal Petroleum Company (Coastal Petroleum), in the exploration for oil and gas reserves. At December 31, 2003, Coastal Caribbean's principal asset was its 58.84% interest in its subsidiary Coastal Petroleum. Coastal Petroleum's principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida. Coastal Petroleum has made no commercial discoveries on the lands covered by these leases. Between March 1992 and June 2000, Coastal Petroleum attempted to obtain a permit from the State of Florida to drill an exploration well on its Lease 224-A, offshore Florida. Since January 2001, Coastal Petroleum has been involved in litigation to obtain compensation from the State of Florida for the alleged taking by the State of Coastal Petroleum's Lease 224-A by the denial of a permit to drill on the lease. On November 15, 2002, after a two week trial, the trial court issued its Final Judgment that the State's denial of a permit to drill on Coastal Petroleum's Lease 224-A did not constitute an unlawful taking of Coastal Petroleum's property. Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002. On

December 3, 2003, the appellate court issued a unanimous decision, without a written opinion, affirming the trial court's decision. The Court further denied Coastal's Petition for Clarification, Rehearing, Certification and Request for written opinion and the decision became final on January 9, 2004. On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States
Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trial court as affirmed by the appellate court. See Item 3. "Legal Proceedings".

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

     Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation (Florida Litigation) now involves one basic claim: whether the State's denial of a permit constitutes a taking of its property. In addition, Coastal Caribbean is a party to one additional action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State. During 2003, the Company actively pursued the Florida Litigation.

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

        (v)    Seasonality of Business.
               -----------------------

               The Company's business is not seasonal.

        (vi)   Working Capital Items.
               ---------------------

               The majority of the Company's current assets are in the form of cash and cash equivalents. See Item 8. "Financial Statements and Supplementary Data."

        (vii)  Customers.
               ---------

               Not applicable.

        (viii) Backlog.
               -------

               Not applicable.

        (ix)   Renegotiation   of  Profits  or   Termination   of  Contracts  or
               Subcontracts at the Election of the Government.
               -----------------------------------------------------------------

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.
          -----------------

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

              (2) Risks Attendant to Foreign Operations.
                  -------------------------------------

                  Not applicable.

              (3) Data which are not Indicative of Current or Future Operations.
                  -------------------------------------------------------------
                  Not applicable.

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

     The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2003:

                                     Current           Current          Current
                                     Working           Royalty          Annual
Lease                               Interest          Interest          Rental
-----                               --------         ---------        ----------
224-A and 224-B                      800,000         2,250,000        $   39,261
            248                      450,000           200,000            19,986
                                   ---------         ---------        ----------
                                   1,250,000         2,450,000        $   59,247
                                   =========         =========        ==========

                    Acreage under lease at December 31, 2003
                    ----------------------------------------

                              Gross Acres (*)                 Net Acres (**)
                              ---------------                 --------------
                       Undeveloped      Developed     Undeveloped     Developed
                       -----------      ---------     -----------     ---------
Working interest        1,250,000         -0-          1,250,000         -0-
Royalty interest        2,450,000         -0-            153,125         -0-
                        ---------      ---------        --------      ---------
    Total               3,700,000         -0-          1,403,125         -0-
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

(5)  Undeveloped Acreage.
     --------------------

     The Company's undeveloped acreage as of December 31, 2003 was as follows:

                                          Gross Acres           Net Acres
                                          -----------           ---------
     Working Interest                       1,250,000           1,250,000
     Royalty Interest                       2,450,000             153,125
                                            ---------            --------
                                Total       3,700,000           1,403,125
                                            =========           =========

(6)  Drilling Activity.
     -----------------

     None

(7)  Present Activities.
     ------------------

     None

(8)  Delivery Commitments.
     --------------------

     None

Royalties and Other Interests
-----------------------------

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

Mineral Rights
--------------

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

Item 3.   Legal Proceedings
-------   -----------------

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

Lease Taking Case (Lease 224-A)

     On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The lease encompasses more than 400,000 acres off the West coast of Florida in the Gulf of Mexico. In its complaint, Coastal reserved the right to raise any federal claims that it had a right to bring based upon the State's actions, so that such claims could be brought in federal court if necessary.

     In that case, Coastal Petroleum claimed that the State of Florida has taken Lease 224-A by denying Coastal Petroleum a permit to drill an offshore exploration well near St. George Island in the Gulf of Mexico. The history of the litigation between Coastal Petroleum and the State of Florida relating to the denial of the drilling permit is set forth under the caption "Drilling Permit Litigation." Coastal Petroleum maintains that the State has effectively taken Coastal Petroleum's lease by depriving Coastal Petroleum of all or substantially all of the economically viable use of its constitutionally protected property.

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

     Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial appeal brief on January 27, 2003. The intervenors (as described below) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. After all briefs were submitted, oral arguments were heard on November 19, 2003. On December 3, 2003 the Florida First District Court of Appeals' affirmed the trial court's Judgment. In December, 2003 the Company filed a Motion for Clarification, Rehearing, Certification and Request for a Written Opinion as to the Court's per curiam decision issued on December 3, 2003. In January, 2004, the Court denied this Motion, the Court's decision affirming the trial court's final judgment finding no taking of Coastal's State Drilling Lease 224-A, became final.

     On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trail court as affirmed by the appellate court. After jurisdictional briefs are submitted the Court will decide whether to exercise its jurisdiction and if so briefs on the merits will be required.

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

     Counsel for the appealing royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

No Assurances

     There is no assurance that Coastal Petroleum will be successful on the merits of its claims, which the State of Florida is vigorously defending. There is also no assurance that Coastal Petroleum will receive a ruling that its Lease 224-A has been taken or that if compensation is awarded it will be awarded in the amount sought by Coastal Petroleum.

Other Permit Applications

     On February 25, 1997 Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP and the permits were denied. On March 26, 1999, an administrative law judge upheld the DEP's requirements and denial of the permits. The First District Court of Appeal affirmed the decision of the administrative law judge on February 29, 2000.

     In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. As of March 18, 2004, Coastal Petroleum had not yet submitted the requested data. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

Coastal Caribbean Royalty Litigation

     The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. On April 20, 1994, several of those third parties, including Coastal Caribbean, which has approximately a 12% interest in any recovery, have instituted a separate lawsuit against the State of Florida in the 5th Judicial Circuit in Hernando County. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking. The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders. The case was subsequently transferred to the 2nd Judicial Circuit in Leon County and it is still pending before the Circuit Court in Tallahassee. The State has filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding. Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Lease Taking Case (Lease 224-B)
-------------------------------

     On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. The court denied the State's motion to dismiss the case and the case is currently pending and is still in the discovery stage.

     On March 28, 2003, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastal's lease obligation. The judge denied the motion to stay and discovery is still proceeding.

Counsel

     The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain was Coastal Petroleum's principal trial counsel in Coastal Petroleum's inverse condemnation claim against the State of Florida in Florida Circuit Court. Mr. Cary Gaylord was the lead attorney for Gaylord Merlin. Mr. Gaylord, age 56, has extensive experience in eminent domain and property rights matters. He is a 1969 graduate of the United States Military Academy and a 1974 graduate of the University of Florida Law School.

     In addition, Mr. Robert J. Angerer of the law firm of Angerer & Angerer of Tallahassee, Florida assisted Gaylord Merlin in the litigation. Mr. Angerer, age 56, is a 1969 graduate of the University of Michigan and received his law degree with high honors from Florida State University in 1974. Mr. Angerer was elected a member of the Board of Directors of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. Angerer & Angerer is the principal counsel in the appeal of the Taking Case (Lease 224-A) and the principal trial counsel in Coastal Petroleum's inverse condemnation claim regarding Lease 224-B.

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

As of December 31, 2003, no such written offer has been made.

Contingency Fees

     In 1990, Coastal Petroleum considered that the following firms or individuals were important to the success of the litigation against the State of Florida and agreed to pay them an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation:

                                         Relationship to                Net
                                        Coastal Petroleum             Recovery
              Holder                     at Date of Grant            Percentage
      ---------------------------    ------------------------        ----------

         Reasoner, Davis & Fox            Special Counsel               2.00
           Robert J. Angerer            Litigation Counsel              1.50
           Benjamin W. Heath           Chairman of the Board            1.25
            Phillip W. Ware                  President                  1.25
          Murtha Cullina LLP           Securities Counsel to            1.00
                                        Coastal Caribbean
      Ausley & McMullen, P.A. (*)         Special Counsel                .75
            James R. Joyce              Assistant Treasurer              .30
          Arthur B. O'Donnell        Vice President/Treasurer            .30
           James J. Gaughran                 Secretary                   .30
                                                                        ----
                 Total                                                  8.65
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

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

                                     PART II

Item 5.   Market for the Company's Common Stock and Related
------    -------------------------------------------------
          Stockholder Matters
          -------------------

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

--------------------------------------------------------------------------------

2002         1st quarter       2nd quarter       3rd quarter       4th quarter
----         -----------       -----------       -----------       -----------

High          $  1.02               .91               .96              .70
Low           $   .76               .57               .42              .16
--------------------------------------------------------------------------------

2003         1st quarter       2nd quarter       3rd quarter       4th quarter
----         -----------       -----------       -----------       -----------

High          $  .25                .16               .51              .45
Low           $  .10                .09               .16              .05
--------------------------------------------------------------------------------

     (b)  Holders.
          -------

     The approximate number of record holders of the Company's common stock at March 18, 2004 was 8,200.

     (c)  Dividends.
          ---------

     The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $39,451,292 at December 31, 2003 and to finance its operations.

     The Company's Memorandum of Association and Bye-laws do not permit the Company to repurchase or redeem shares of its common stock.

     Foreign Exchange Control Regulations
     ------------------------------------

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

     Income and Withholding Taxes
     ----------------------------

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

     Passive Foreign Investment Company Rules
     ----------------------------------------

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

     Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2002. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2004.

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

          Recent Sales of Unregistered Securities
          ---------------------------------------

          None

Item 6.   Selected Consolidated Financial Information
------    -------------------------------------------

     The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the five years in the period ended December 31, 2003 has been extracted from the Company's consolidated financial statements.


                                                                       Years ended December 31,
                                                     ---------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                     ---------   ---------   ---------   ---------   ---------

Net loss                                             $  (1,008)  $  (2,448)  $  (6,585)  $  (1,386)  $  (1,105)
                                                     =========   =========   =========   =========   =========

Net loss per share  (basic and diluted)                   (.02)       (.05)       (.15)       (.03)       (.03)
                                                     =========   =========   =========   =========   =========

Cash and cash equivalents and
 marketable securities                                       3         292         609       2,959       1,042
                                                     =========   =========   =========   =========   =========

Unproved oil, gas and, mineral
 properties (full cost method)                               -           -           -       4,145       4,097
                                                     =========   =========   =========   =========   =========

Total assets                                                91         707       1,077       7,497       5,544
                                                     =========   =========   =========   =========   =========

Shareholders' equity:
 Common stock                                            5,545       5,545       5,216       5,216       4,807
 Capital in excess of par value                         32,138      32,068      31,498      31,498      28,693
 Deficit accumulated during the
 development stage                                     (39,451)    (38,443)    (35,996)    (29,410)    (28,025)
                                                     ---------   ---------   ---------   ---------   ---------
Total shareholders' (deficit) equity                 $  (1,768)  $    (830)  $     718   $   7,304   $   5,475
                                                     =========   =========   =========   =========   =========


Common stock shares outstanding
 (weighted average)                                     44,734      44,734      43,468      40,844      40,056
                                                     =========   =========   =========   =========   =========

Item 7.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

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

Critical Accounting Policies
----------------------------

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

     During the year 2001, the Company concluded that its leases had been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties. See Note 4. Litigation. All costs incurred in 2002 and 2003 in connection with the Company's Florida leases have been expensed as incurred (as will be all future costs).

     (1)  Liquidity and Capital Resources
          -------------------------------

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

As more fully described in Notes 1 and 4 to the consolidated financial statements, we have a working capital deficiency, have incurred recurring losses and have a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of this uncertainty.

                                    Liquidity

     In July 2002 Coastal Caribbean concluded a rights offering and sold 2,743,275 shares of common stock for $.50 per share and received net proceeds of approximately $900,000.

     At December 31, 2003, Coastal Caribbean had approximately $3,000 of cash and cash equivalents available. In addition, the Company has received a commitment from some of its Directors to loan the Company funds which management believes should be sufficient to fund the Company's operations through June 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred.

     Coastal Caribbean has a working capital deficiency, has a limited amount of cash and cash equivalents, has incurred recurring losses and has a deficit accumulated during the development stage. Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At December 31, 2003, the amount of salaries and fees being deferred totaled approximately $1,054,000. After the filing of the 10-K, the Company may have to suspend or cease operations and may have to file for bankruptcy under the laws of Bermuda unless and until the Company can secure additional funds for operations.

     Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. In March 2003 Coastal Petroleum sold two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and in October Coastal
Petroleum sold two shares of its common stock for $10,000 per share to an existing shareholder of Coastal Petroleum. Other than these sales, Management has been unsuccessful at raising additional funds.

     (2)  Results of Operations
          ---------------------

     The Company, a development stage enterprise, has never had substantial revenues and has operated at a loss each year since its inception in 1953. During the three years ended December 31, 2003, the Company spent approximately $3,562,000 on legal expenses primarily for the lawsuits against the State of

Florida relating to drilling permits and royalty interests.

2003 vs. 2002
-------------

     The Company incurred a loss of $1,008,000 for the year 2003, compared to a loss of $2,488,000 for the year 2002.

     Interest income and other income decreased 91% in 2003 to $1,000 from $7,000 in 2002 because less funds were available for investment and due in part to lower interest rates.

     Legal fees and costs decreased 78% in 2003 to $342,000 from $1,549,000 in 2002. Legal fees and costs decreased in 2003 as compared with 2002 due to a reduction in expenditures for legal fees and geological experts related to Company's lawsuit against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its state Lease 224-A.

     Administrative expenses decreased 29% in 2003 to $458,000 from $662,000 in 2002 primarily because of a reduction in Accounting and administrative expenses and other corporate expenses associated with the closing of the New Jersey offices.

     Salaries expense decreased 32% in 2003 to $119,000 from $152,000 in 2002 due to the reduction in personnel from two individuals to one.

     Shareholder communications decreased 5% in 2003 from $31,000 compared to $32,000 in 2002. These costs remain low because there was no annual meeting of shareholders held in 2003 or 2002.

     Write off of unproved properties totaled $59,000 in 2003 and 2002 as the Company has concluded that the value of its leases had been taken and its property interests had been impaired by actions taken by the State of Florida. All costs incurred in 2003 in connection with the Company's Florida leases have been and all future costs will be expensed as incurred.

2002 vs. 2001
-------------

     The Company incurred a loss of $2,488,000 for the year 2002, compared to a loss of $6,585,000 for the year 2001.

     Interest income and other income decreased 91% from $78,000 in 2001 to $7,000 in 2002 because less funds were available for investment and in part due to lower interest rates.

     Legal fees and costs decreased 7% to $1,549,000 for 2002 from $1,670,000 in 2001. Legal fees and costs decreased in 2002 as compared with 2001 due to a reduction in expenditures for legal fees and fees paid to geological experts consulted in preparation for the trial of the Company's lawsuit against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its state Lease 224-A. This reduction was partially offset by an increase in costs incurred for legal services directly connected with the trial which took place in September 2002.

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


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------   ---------------------------------------------------------

     The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2003, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately
$3,000, the fair value was $3,000 and the face value was $3,000. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
February 12, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Coastal Caribbean Oils & Minerals, Ltd.:

We have audited the accompanying consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value for the year ended December 31, 2003 and for the period from January 31, 1953 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Caribbean Oils & Minerals, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from January 31, 1953 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company had a working capital deficiency, has incurred recurring losses and has a deficit accumulated during the development stage. In addition, the Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company's ability to commence development activities on its unproved oil or gas properties or obtain compensation for certain property rights it believes have been confiscated. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications or liabilities that may result from the outcome of these uncertainties.


                                                     /s/ James Moore & Co., P.L.



March 23, 2004
Gainesville, Florida

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                                                                            December 31,
                                                                                                 ----------------------------------
                                                                                                     2003                  2002
                                                                                                 ----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                      $      2,875          $    292,095
  Prepaid expenses and other                                                                           87,947               414,700
                                                                                                 ------------          ------------
          Total current assets                                                                         90,822               706,795

Contingent litigation claim (Note 4)                                                                        -                     -

                                                                                                 ------------          ------------
Total assets                                                                                     $     90,822          $    706,795
                                                                                                 ============          ============

Liabilities and Shareholders'
(Deficit) Equity Current liabilities:
  Accounts payable and accrued liabilities                                                            805,110               915,085
  Amounts due to related parties                                                                    1,053,800               621,618
                                                                                                 ------------          ------------
          Total current liabilities                                                                 1,858,910             1,536,703
                                                                                                 ------------          ------------
Minority interests                                                                                          -                     -

Shareholders' (deficit) equity: Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 46,211,604
    shares, respectively                                                                            5,545,392             5,545,392
  Capital in excess of par value                                                                   32,137,811            32,067,811
                                                                                                 ------------          ------------
                                                                                                   37,683,203            37,613,203
  Deficit accumulated during the development stage                                                (39,451,291)          (38,443,111)
                                                                                                 ------------          ------------
Total shareholders' (deficit) equity                                                               (1,768,088)             (829,908)
                                                                                                 ------------          ------------
Total liabilities and shareholders' (deficit) equity                                             $     90,822          $    706,795
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)


                                                                                                                         For the
                                                                                                                       period from
                                                                                                                      Jan. 31, 1953
                                                                           Years ended December 31,                    (inception)
                                                           ----------------------------------------------------            to
                                                               2003                2002                2001           Dec. 31, 2003
                                                           ------------        ------------        ------------        ------------


Interest and other income                                  $        658        $      7,357        $     78,432        $  3,877,570
                                                           ------------        ------------        ------------        ------------

Expenses:
  Legal fees and costs                                          342,451           1,549,178           1,670,446          16,572,588
  Administrative expenses                                       457,649             662,390             533,579           9,527,279
  Salaries                                                      118,745             151,800             151,800           3,642,973
  Shareholder communications                                     30,746              32,286             105,863           3,948,527
  Write off of unproved properties                               59,247              59,247           4,201,733           5,560,494
  Exploration costs                                                   -                   -                 480             247,465
  Lawsuit judgments                                                   -                   -                   -           1,941,916
  Minority interests                                                  -                   -                   -            (632,974)
  Other                                                               -                   -                   -             364,865
  Contractual services                                                -                   -                   -           2,155,728
                                                           ------------        ------------        ------------        ------------
                                                              1,008,838           2,454,901           6,663,901          43,328,861
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $ (1,008,180)       $ (2,447,544)       $ (6,585,469)
                                                                               ============        ============

Deficit accumulated during the
  development stage                                                                                                    $(39,451,292)
                                                                                                                       ============

Net loss per share based on weighted
average number of shares outstanding
during the period:
    Basic and diluted EPS                                         $(.02)              $(.05)              $(.15)
                                                                 ======               =====               =====

Weighted average number of shares outstanding
(basic and diluted)
                                                             44,734,456          44,734,456          43,468,329
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)


                                                                                                                For the period from
                                                                                                                   Jan. 31, 1953
                                                                            Years ended December 31,                (inception)
                                                               ------------------------------------------------           To
                                                                  2003               2002              2001         Dec. 31, 2003
                                                               ------------      ------------      ------------ -------------------


Operating activities:
Net loss                                                       $ (1,008,180)     $ (2,447,544)     $ (6,585,469)     $(39,451,292)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                     -                 -                 -          (632,974)
    Write off of unproved properties                                 59,247            59,247         4,201,733         5,619,741
    Common stock issued for services                                      -                 -                 -           119,500
    Compensation recognized for stock option grant                        -                 -                 -            75,000
  Net change in:
     Prepaid expenses and other                                     326,752           (52,500)            3,217           (87,948)
     Accrued liabilities                                            322,208         1,178,082           165,445         1,858,912
     Other assets                                                         -            90,391           (62,525)                -
                                                               ------------      ------------      ------------      ------------
Net cash used in operating activities                              (299,973)       (1,172,324)       (2,277,599)      (32,246,888)
                                                               ------------      ------------      ------------      ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                  (59,247)          (59,247)          (57,051)       (3,740,182)
  Proceeds from relinquishment of surface rights                          -                 -                 -           246,733
  Marketable securities (net)                                             -                 -                 -                 -
  Notes receivable                                                        -            15,000           (15,000)                -
  Purchase of fixed assets                                                -                 -                 -           (61,649)
                                                               ------------      ------------      ------------      ------------
Net cash provided by (used in) investing activities                 (59,247)          (44,247)          (72,051)       (3,555,098)
                                                               ------------      ------------      ------------      ------------


Financing activities:
  Sale of common stock, net of expenses                                   -           899,642                 -        30,380,612
  Shares issued upon exercise of options                                  -                 -                 -           884,249
  Sale of shares by subsidiary                                       70,000                 -                 -           820,000
  Sale of subsidiary shares                                               -                 -                 -         3,720,000
                                                               ------------      ------------      ------------      ------------
Net cash provided by financing activities                            70,000           899,642                 -        35,804,861
                                                               ------------      ------------      ------------      ------------
Net increase (decrease) in cash and cash  equivalents              (289,220)         (316,929)       (2,349,650)            2,875
Cash and cash equivalents at beginning of period                    292,095           609,024         2,958,674                 -
                                                               ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period                     $      2,875      $    292,095      $    609,024      $      2,875
                                                               ============      ============      ============      ============


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                             (A Bermuda Corporation)
                           A Development Stage Company

                     CONSOLIDATED STATEMENT OF COMMON STOCK
                       AND CAPITAL IN EXCESS OF PAR VALUE
                           (Expressed in U.S. dollars)
      For the period from January 31, 1953 (inception) to December 31, 2003

                                                                                                                       Capital in
                                                                         Number of                Common                 Excess
                                                                           Shares                 Stock               of Par Value
                                                                         ----------            -----------            ------------
Shares issued for net assets and unrecovered costs
   at inception                                                           5,790,210            $   579,021            $  1,542,868
Sales of common stock                                                    26,829,486              3,224,014              16,818,844
Shares issued upon exercise of stock options                                510,000                 59,739                 799,760
Market value ($2.375 per share) of shares issued in
  1953 to acquire an investment                                              54,538                  5,454                 124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
  overriding royalty (sold in prior year) in nonproducing
  leases of Coastal Petroleum                                                84,210                  8,421                       -
Market value of shares issued for services rendered
  during the period 1954-1966                                                95,188                  9,673                 109,827
Net transfers to restate the par value of common stock
  outstanding in 1962 and 1970 to $0.12 per share                                 -                117,314                (117,314)
Increase in Company's investment (equity) due to
  capital transactions of Coastal Petroleum in 1976                               -                     -                 117,025
                                                                         ----------            -----------            ------------
Balance at December 31, 1990                                             33,363,632              4,003,636              19,395,084
Sale of subsidiary shares                                                         -                      -                 300,000
                                                                         ----------            -----------            ------------
Balance at December 31, 1991                                             33,363,632              4,003,636              19,695,084
Sale of subsidiary shares                                                         -                      -                 390,000
                                                                         ----------            -----------            ------------
Balance at December 31, 1992                                             33,363,632              4,003,636              20,085,084
Sale of subsidiary shares                                                         -                      -               1,080,000
                                                                         ----------            -----------             -----------
Balance at December 31, 1993                                             33,363,632              4,003,636              21,165,084
Sale of subsidiary shares                                                         -                      -                 630,000
                                                                         ----------            -----------            ------------
Balance at December 31, 1994                                             33,363,632              4,003,636              21,795,084
Sale of subsidiary shares                                                         -                      -                 600,000
                                                                         ----------            -----------            ------------
Balance at December 31, 1995                                             33,363,632              4,003,636              22,395,084
Sale of common stock                                                      6,672,726                800,727               5,555,599
Sale of subsidiary shares                                                         -                      -                 480,000
Exercise of stock options                                                    10,000                  1,200                  12,300
                                                                         ----------            -----------            ------------
Balance at December 31, 1996                                             40,046,358              4,805,563              28,442,983
Sale of subsidiary shares                                                         -                      -                 240,000
Exercise of stock options                                                    10,000                  1,200                  10,050
                                                                         ----------             ----------            ------------
Balance at December 31, 1997,1998 and 1999                               40,056,358              4,806,763              28,693,033
Sale of common stock                                                      3,411,971                409,436               2,729,329
Compensation recognized for stock option grant                                    -                      -                 75,000
                                                                         ----------            -----------             -----------
Balance at December 31, 2000 and 2001                                    43,468,329              5,216,199              31,497,362
Sale of common stock                                                      2,743,275                329,193                 570,449
                                                                         ----------            -----------            ------------
Balance as of December 31, 2002                                          46,211,604              5,545,392              32,067,811
                                                                         ----------            -----------            ------------
Sale of subsidiary shares                                                         -                      -                  70,000
Balance as of December 31, 2003                                          46,211,604            $ 5,545,392            $ 32,137,811
                                                                         ==========            ===========            ============



                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


1.   Summary of significant accounting policies
     ------------------------------------------

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

Reclassifications
-----------------

     Certain amounts in the 2002 and 2001 financial statements have been reclassified for comparative purposes to conform to the 2003 presentation.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid short-term investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. The components of cash and cash equivalents are as follows:

                                                             December 31,
                                                     ---------------------------
                                                       2003                2002
                                                     --------           --------
Cash                                                 $  2,875           $ 92,777
Marketable securities                                       -            199,318
                                                     --------           --------
                                                     $  2,875           $292,095
                                                     ========           ========

Use of Estimates
----------------

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

Unproved Oil, Gas and Mineral Properties
----------------------------------------

     The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


1.   Summary of significant accounting policies (Cont'd)
     ---------------------------------------------------

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

     During the year 2001, the Company concluded that its leases had been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties. See Note 4. Litigation. All costs incurred in 2002 and 2003 in connection with the Company's Florida leases have been capitalized and immediately expensed as an impairment charge.

Sale of Subsidiary Shares
-------------------------

     All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

Loss Per Share
--------------

     Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Financial instruments
---------------------

     The carrying value for cash and cash equivalents, and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003



1.   Summary of significant accounting policies (Cont'd)
     ---------------------------------------------------

Stock Options
-------------

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

     At December 31, 2003, the Company maintains one stock-based employee compensation plan (see note 6, Stock Option Plan). The Company accounts for the employee stock compensation plan in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation expense is reflected in net loss as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Going Concern
-------------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003



1.   Summary of significant accounting policies (Cont'd)
     ---------------------------------------------------

     Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002. On December 3, 2003, the appellate court issued a unanimous decision, without a written opinion, affirming the trial court's decision. The Court further denied Coastal's Petition for Clarification, Rehearing, Certification and Request for written opinion and the decision became final on January 9, 2004. On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States
Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trail court as affirmed by the appellate court.

     At December 31, 2003, Coastal Caribbean had approximately $3,000 of cash and cash equivalents available. In addition, the Company has received a commitment from some of its Directors to loan the Company funds which management believes should be sufficient to fund the Company's operations through June 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred.

     Since October 2002, Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. In March 2003 Coastal Petroleum sold two shares of its common stock for $25,000 per share to a non-shareholder of Coastal Petroleum and in October 2003 Coastal Petroleum sold two shares of its common stock for $10,000 per share to an existing shareholder of Coastal Petroleum. Other than these sales, Management has been unsuccessful at raising additional funds. These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.   Coastal Petroleum Company - Minority Interests
     ----------------------------------------------

     In 1992, Coastal Caribbean granted Lykes Minerals Corp. (Lykes), a wholly owned subsidiary of Lykes Bros. Inc., an option to acquire 78 shares of Coastal Petroleum at $40,000 per share. Lykes exercised all of its options to purchase Coastal Petroleum shares at a total cost of $3,120,000 and as of December 31, 2003 and 2002, held 26.35% and 26.7% of Coastal Petroleum, respectively.

     The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors. If fully exercised, that entitlement would leave Lykes with about 15% of Coastal Caribbean's outstanding shares. Lykes also has the right to exchange Coastal Petroleum shares for overriding

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


2.   Coastal Petroleum Company - Minority Interests (Cont.)
     ------------------------------------------------------

royalty interests in Coastal Petroleum's properties. If Lykes were to exchange its 26.35% interest in Coastal Petroleum for a royalty interest, its overriding royalty interest in Coastal Petroleum's working-interest acreage would be 3.3%.

     Coastal Petroleum shares were owned as follows:

                                           December 31,            December 31,
                                              2003                     2002
                                              ----                     ----
                                       Shares         %        Shares        %
                                       ------       -----      ------      -----
Coastal Caribbean                        173        58.45        173       59.30
Lykes                                     78        26.35         78       26.70
Others                                    45        15.20         41       14.00
                                         ---       ------        ---       -----
                                         296        100.0        292       100.0
                                         ===       ======        ===       =====


     Coastal Caribbean has been making loans to Coastal Petroleum, its majority owned subsidiary, in order for Coastal Petroleum to continue the Florida Litigation and pay its operating expenses. At December 31, 2003, the amount of these loans totaled $21,912,915 and the accumulated interest at 6.0% on the loans totaled $9,232,026 for a total indebtedness of $31,144,941. All such loans and interest have been eliminated in consolidation, as Coastal Caribbean is required to record 100% of the losses of Coastal Petroleum because the minority interests have been fully liquidated and have no further obligation to fund Coastal Petroleum.

3.   Unproved Oil, Gas and Mineral Properties
     ----------------------------------------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


3.   Unproved Oil, Gas and Mineral Properties (Cont.)
     ------------------------------------------------

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

     During the year 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore recorded an impairment charge in the amount of $4,201,733 to reflect the write off of these costs. See Note 4. Litigation. Although these costs have been written off, the Company still has legal title to the leases and intends to continue to pay annual lease rentals on the leases.

4.   Litigation
     ----------

Florida Litigation
------------------

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

Drilling Permit Litigation
--------------------------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


4.   Litigation (Cont.)
     ------------------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


4.   Litigation (Cont.)
     ------------------

Lease Taking Case (Lease 224-A)
-------------------------------

     On January 16, 2001, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. The lease encompasses more than 400,000 acres off the West coast of Florida in the Gulf of Mexico. In its complaint, Coastal reserved the right to raise any federal claims that it had a right to bring based upon the State's actions, so that such claims could be brought in federal court, if necessary.

     In that case, Coastal Petroleum claimed that the State of Florida has taken Lease 224-A by denying Coastal Petroleum a permit to drill an offshore exploration well near St. George Island in the Gulf of Mexico. The history of the litigation between Coastal Petroleum and the State of Florida relating to the denial of the drilling permit is set forth under the caption "Drilling Permit Litigation." Coastal Petroleum maintains that the State has effectively taken Coastal Petroleum's lease by depriving Coastal Petroleum of all or substantially all of the economically viable use of its constitutionally protected property.

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

     Coastal Petroleum Company filed a notice of appeal of the Final Judgment to the Florida First District Court of Appeal on November 18, 2002 and filed its initial appeal brief on January 27, 2003. The intervenors (as described below) joined the appeal of the Final Judgment and appealed the ruling on their motion to intervene. After all briefs were submitted, oral arguments were heard on November 19, 2003. On December 3, 2003 the Florida First District Court of Appeals' affirmed the trial court's Judgment. In December, 2003 the Company filed a Motion for Clarification, Rehearing, Certification and Request for a Written Opinion as to the Court's per curiam decision issued on December 3, 2003. In January, 2004, the Court denied this Motion, the Court's decision affirming the trial court's final judgment finding no taking of Coastal's State Drilling Lease 224-A, became final.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


4.   Litigation (Cont.)
     ------------------

     On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trail court as affirmed by the appellate court. After jurisdictional briefs are submitted the Court will decide whether to exercise its jurisdiction and if so briefs on the merits will be required.

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

Ancillary Matters to Lease Taking Case
--------------------------------------

     On February 13, 2001, certain holders of royalties pertaining to Lease 224-A filed a Motion to Intervene as Additional Plaintiffs. On April 24, 2001, the Leon County Circuit trial judge granted certain royalty holders with overriding royalties, which aggregate approximately 4% on State Lease 224-A, the right to intervene on a limited basis in the takings lawsuit.

     Counsel for the appealing royalty holders has advised Coastal Petroleum that the royalty holders' position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation. Coastal Petroleum informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum is not making any claim in the litigation on behalf of any interest the royalty holders may have.

No Assurances
-------------

     There is no assurance that Coastal Petroleum will be successful on the merits of its claims, which the State of Florida is vigorously defending. There is also no assurance that Coastal Petroleum will receive a ruling that its Lease 224-A has been taken or that if compensation is awarded it will be awarded in the amount sought by Coastal Petroleum.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


4.   Litigation (Cont.)
     ------------------

Other Permit Applications
-------------------------

     On February 25, 1997 Coastal Petroleum filed 12 additional applications for drilling permits. Coastal Petroleum objected to certain requests for additional data by the Florida DEP and the permits were denied. On March 26, 1999, an administrative law judge upheld the DEP's requirements and denial of the permits. The First District Court of Appeal affirmed the decision of the administrative law judge on February 29, 2000.

     In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313). The DEP also requested additional data for these applications. As of March 18, 2004, Coastal Petroleum had not yet submitted the requested data. Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

Coastal Caribbean Royalty Litigation
------------------------------------

     The offshore areas covered by Coastal Petroleum's original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean. On April 20, 1994, several of those third parties, including Coastal Caribbean, which has approximately a 12% interest in any recovery, have instituted a separate lawsuit against the State of Florida in the 5th Judicial Circuit in Hernando County. That lawsuit claims that the royalty holders' interests have been confiscated as a result of the State's actions discussed above and that they are entitled to compensation for that taking. The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders. The case was subsequently transferred to the 2nd Judicial Circuit in Leon County and it is still pending before the Circuit Court in Tallahassee. The State has filed a motion for summary judgment but no hearing date has been set for the motion. Discovery is proceeding. Any recovery made in the royalty holders' lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003



4.   Litigation (Cont.)
     ------------------

Lease Taking Case (Lease 224-B)
-------------------------------

     On May 21, 2002, Coastal Petroleum filed a complaint in the Leon County Circuit Court, Florida against the State of Florida seeking compensation for the State's alleged taking of its property rights to explore for oil and gas within its State Lease 224-B. The lease encompasses more than 400,000 acres off the West Coast of Florida in the Gulf of Mexico. On July 22, 2002, a motion by the State of Florida to dismiss the case was heard. The court denied the State's motion to dismiss the case and the case is currently pending and is still in the discovery stage.

     On March 28, 2003, the State filed a motion to stay the proceeding until the appeal of Lease 224-A is completed. A hearing before the trial judge was held on May 1, 2003, at which Coastal objected to the stay unless the stay was conditioned upon the suspension of Coastal's lease obligation. The judge denied the motion to stay and discovery is still proceeding.

Counsel
-------

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

Statutory Attorneys' Fees
-------------------------

     Chapter 73 of Florida law provides in eminent domain proceedings (which would include Coastal Petroleum's taking claim) that, in addition to the award made to the property owner, the court shall award attorneys' fees based on the difference between the final judgment or settlement and the first written offer made to the property owner by the State in accordance with the following schedule:

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


4.   Litigation (Cont.)
     ------------------

     1.   Thirty-three percent of any difference up to $250,000; plus
     2. Twenty-five percent of any portion of the difference between $250,000 and $1 million; plus
     3.   Twenty percent of any portion of the difference exceeding $1 million.

As of December 31, 2003, no such written offer has been made.

Contingency Fees
----------------

     Coastal Petroleum has agreed to pay an aggregate of 8.65% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation to various law firms and current or former officers of the Company.


     The following contingencies have been granted to related parties:

                              Relationship to Coastal           Net Recovery
          Holder             Petroleum at Date of Grant          Percentage
      ------------------    -----------------------------      ------------
       Benjamin W. Heath        Chairman of the Board              1.25
        Phillip W. Ware               President                    1.25
       Robert J. Angerer         Litigation Counsel                1.50
      Murtha Cullina LLP    Securities Counsel to Coastal
                                      Caribbean                    1.00
        James R. Joyce           Assistant Treasurer                .30
                                                                   ----
             Total                                                 5.30
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

          (ii)    other costs of the litigation as follows:

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.        Litigation (Cont.)
          ------------------

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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


5.   Common Stock
     ------------

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

     On March 10, 2003, the Company concluded the sale of two shares of Coastal Petroleum at a price of $25,000 per share. On October 7 and 28, 2003, the Company concluded the sale of two shares of Coastal Petroleum at a price of $10,000 per share. The Company realized net proceeds of $70,000 in 2003 for these sales.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

5.   Common Stock (Cont.)
     --------------------

The following represents shares issued upon sales of common stock:

                          Number                  Common      Capital in Excess
     Year              of Shares                   Stock           of Par Value
     ----              ---------                   -----           ------------
     1953                300,000              $   30,000            $   654,000
     1954                 53,000                   5,300                114,265
     1955                 67,000                   6,700                137,937
     1956                 77,100                   7,710                139,548
     1957                 95,400                   9,540                152,492
     1958                180,884                  18,088                207,135
     1959                123,011                  12,301                160,751
     1960                134,300                  13,430                131,431
     1961                127,500                  12,750                 94,077
     1962                  9,900                     990                  8,036
     1963                168,200                  23,548                 12,041
     1964                331,800                  46,452                 45,044
     1965                435,200                  60,928                442,391
     1966                187,000                  26,180                194,187
     1967                193,954                  27,153                249,608
     1968                 67,500                   9,450                127,468
     1969                  8,200                   1,148                 13,532
     1970                274,600                  32,952                117,154
     1971                299,000                  35,880                 99,202
     1972                462,600                  55,512                126,185
     1973                619,800                  74,376                251,202
     1974                398,300                  47,796                 60,007
     1975                      -                       -                (52,618)
     1976                      -                       -                 (8,200)
     1977                850,000                 102,000              1,682,706
     1978                 90,797                  10,896                158,343
     1979              1,065,943                 127,914              4,124,063
     1980                179,831                  21,580                826,763
     1981                 30,600                   3,672                159,360
     1983              5,318,862                 638,263              1,814,642
     1985                      -                       -                (36,220)
     1986              6,228,143                 747,378              2,178,471
     1987              4,152,095                 498,251              2,407,522
     1990              4,298,966                 515,876                 26,319
     1996              6,672,726                 800,727              5,555,599
     2000              3,411,971                 409,436              2,729,329
     2002              2,743,275                 329,193                570,449
                       ---------                 -------                -------
                      39,657,458              $4,763,370            $25,674,221
                      ==========              ==========            ===========

The following represents shares issued upon exercise of stock options:

                          Number                  Common      Capital in Excess
     Year             of  Shares                   Stock           of Par Value
     ----             ----------                   -----           ------------
     1955                 73,000                 $ 7,300               $175,200
     1978                  7,000                     840                  6,160
     1979                213,570                  25,628                265,619
     1980                 76,830                   9,219                125,233
     1981                139,600                  16,752                227,548
     1996                 10,000                   1,200                 12,300
     1997                 10,000                   1,200                 10,050
                         -------                 -------               --------
                         530,000                 $62,139               $822,110
                         =======                 =======               ========

     Coastal Caribbean has reserved 7,800,000 shares which may be issued in exchange for Coastal Petroleum shares, as described in Note 2.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

6.   Stock Option Plan
     -----------------

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

Options outstanding                                              Number of Shares          Exercise Price ($)
-------------------                                              ----------------          ------------------
Outstanding and exercisable at December 31, 1999                     527,000                   1.13-2.625
     Expired                                                        (302,000)                     1.13
     Granted                                                         700,000                       .91
                                                                     -------
Outstanding and exercisable at December 31, 2000,
2001, and 2002                                                       925,000                   .91 -2.625
     Expired                                                        (225,000)                  1.13-2.625
                                                                    ---------
Outstanding and exercisable at December 31, 2003                     700,000                       .91
                                                                     =======


Available for grant at December 31, 2003                              75,000
----------------------------------------                              ======

Summary of Options Outstanding at December 31, 2003
---------------------------------------------------

Year Granted     Number of Shares     Expiration Date      Exercise Prices ($)
------------     ----------------     ---------------      -------------------

Granted 2000          700,000          Mar. 22, 2010             .91


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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


6.   Stock Option Plan (Cont.)
     -------------------------

     Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

7.   Income taxes
     ------------

     Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company's subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state income tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $11,400,000 at December 31, 2003 ($12,106,000 at
December 31, 2002) and expire in varying amounts from 2004 through 2023 as follows: $647,000 in 2004, $550,000 in 2005, $418,000 in 2006, $549,000 in 2007,
$480,000  in 2009,  $571,000  in 2010,  $955,000  in 2011,  $1,281,000  in 2012,
$757,000  in 2018,  $622,000  in 2019,  $749,000  in 2020,  $1,884,000  in 2021,
$1,693,000 in 2022, and $229,000 in 2023. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company's deferred tax assets were as follows:

                                                      2003              2002
                                                   -----------      -----------
Net operating losses                               $ 4,284,000      $ 4,557,000
Deferred intercompany interest deduction             3,474,000        2,794,000
Accruals to related parties                            123,000                0
Write off of unproved properties                     1,831,000        1,831,000
                                                   -----------      -----------
Total deferred tax assets                            9,712,000        9,182,000
Valuation allowance                                 (9,712,000)      (9,182,000)
                                                   -----------      -----------
Net deferred tax assets                            $         -      $         -
                                                   ===========      ===========

8.   Related parties
     ---------------

     Legal Services

     The Company was billed $288,000, in fees by Angerer & Angerer during 2003, 2002, and 2001. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. At December 31, 2003, fees of $126,000, $268,000 and $315,000 remain unpaid to G&OD, Murtha Cullina LLP and Angerer & Angerer, respectively.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


8.   Related parties (Cont.)
     -----------------------

     The Company was billed approximately $43,500, $232,000, and $105,000 in fees by the law firm of Murtha Cullina LLP during 2003, 2002, and 2001, respectively. Mr. Timothy L. Largay, a partner of the firm of Murtha Cullina LLP, was a director and Vice President of the Company from January 15, 2001 until his resignation on October 7, 2002.

     Accounting & Administrative Services

     G&O'D INC provided accounting and administrative services, office facilities and support staff to the Company until December 2002. G&O'D INC is owned by Mr. James R. Joyce, who was the Treasurer and Assistant Secretary, until his retirement in December 2002. During 2002 and 2001, G&O'D billed fees of $178,000 and $136,000, respectively. Subsequent to this time, Mr. Daniel Sharp provided accounting and administrative services to the Company until June 24, 2003. Effective June 24, 2003, Mr. Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company. Kenneth Michael Cornell of Cornell & Associates, Inc. has become the Acting Chief Financial Officer of the Company, effective June 24, 2003 until present. During 2003 Mr. Sharp and Mr. Cornell billed fees of $34,000 and $16,000, respectively.

     The Company had the following balances due at December 31:

                                      2003            2002
                                    ---------        -------

G&O'D                             $   129,240        $ 127,077
Murtha Cullina                        268,244          220,337
Angerer & Angerer                     315,029          112,839
Other                                 341,287          161,365
                                  -----------        ---------
Due to Related Parties            $ 1,053,800        $ 621,618
                                  ===========        =========

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2003



9.   Selected quarterly financial data (unaudited)
     ---------------------------------------------

     The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2003 and 2002:

2003                                             QTR 1       QTR 2      QTR 3        QTR 4
----                                             -----       -----      -----        -----
                                                  ($)         ($)        ($)          ($)

Total revenues                                       -           -          -            -
Expenses                                          (329)       (217)      (265)        (197)
                                                ------      ------     ------       ------
Net loss                                          (329)       (217)      (265)        (197)
                                                ======      ======     ======       ======
Per share (basic & diluted)                      (.005)      (.005)     (.005)       (.005)
                                                ======      ======     ======       ======

Weighted average number of shares
 outstanding                                    46,212      46,212     46,212       46,212
                                                ======      ======     ======       ======


2002                                             QTR 1       QTR 2      QTR 3        QTR 4
----                                             -----       -----      -----        -----
                                                  ($)         ($)        ($)          ($)

Total revenues                                       4           1          2            1
Expenses                                          (557)       (607)      (860)        (430)
                                                ------      ------     ------       ------
Net loss                                          (553)       (606)      (858)        (429)
                                                ======      ======     ======       ======
Per share (basic & diluted)                       (.01)       (.01)      (.02)        (.01)
                                                ======      ======     ======       ======
Weighted average number of shares
 outstanding                                    43,468      43,468     45,525       46,212
                                                ======      ======     ======       ======

Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

Previous Independent Accountants

     On May 28, 2003, Ernst & Young LLP ("Ernst & Young") resigned as Coastal Caribbean Oils & Minerals, Ltd.'s (the "Company") independent public accountants. Ernst & Young's decision to resign was not recommended or approved by the Company's Board of Directors or any committee thereof.

     Ernst & Young's reports on the Company's consolidated financial statements for each of the Company's fiscal years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, but did contain an explanatory paragraph for an uncertainty regarding the Company's ability to continue as a going concern.

     During the fiscal years ended December 31, 2002 and December 31, 2001 and through May 28, 2003, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of the Regulation S-K.

     The  Company   provided  Ernst  &  Young  with  a  copy  of  the  foregoing disclosures.

New Independent Accountants

     In June, 2003 the Company retained James Moore & Company as its independent public accountants.


Item 9A.   Controls and Procedures
--------   -----------------------

     Phillip W. Ware, the principal executive officer, and Kenneth M. Cornell, the principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

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

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Company
--------   -----------------------------------------------

     Directors
     ---------

     As of December 31, 2003, the board of directors included five members, two of whom, Messrs. Heath and Ware, also serve as executive officers. The board is divided into two classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office. In as much as no annual meeting of the shareholders has been held since 2001, no directors have been elected since that time.

    Name                      Position                  Biographical Information
    ----                      --------                  ------------------------

Class 2002

Robert J. Angerer            Director          Mr.  Robert J.  Angerer,  Sr. was appointed as a director of
                          Vice President       Coastal  Caribbean and Coastal Petroleum on January 30, 2003
                                               to  fill a  vacancy  left  by  the  retirement  of  Benjamin
                                               Heath.  He is a  principal  in the  law  firm of  Angerer  &
                                               Angerer,  Tallahassee,   Florida.  He  has  been  litigation
                                               counsel  to  Coastal  Petroleum  for more  than  twenty-five years. Age fifty-seven

Phillip W. Ware              Director          Mr. Ware, a geologist,  has been President and a director of
                             President         Coastal  Petroleum  since  1985.  Mr.  Ware has also  been a
                             Treasurer         director of Coastal Caribbean since 1985. Age fifty-one.

Class 2003

Graham B. Collis             Director          Mr. Collis,  a director since 1998, has been a member of the
                             Secretary         law firm of Conyers Dill & Pearman,  Hamilton,  Bermuda, our
                          Audit Committee      Bermuda counsel since 1995.  Age forty-two.

John D. Monroe               Director          Mr.  Monroe  is  a  real  estate  broker  and  was  formerly
                          Audit Committee      President of a real estate  brokerage and  development  firm in Naples,  Florida.  Mr. Monroe,  a director since 1981, is also  a  director  of  our  subsidiary,  Coastal  Petroleum.
                                               Age seventy-six.

     Executive Officers
     ------------------

     Philip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on
February 27, 2003. Effective June 24, 2003, Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company. Kenneth Michael Cornell of Cornell & Associates, Inc. has become the Chief Financial Officer and Principal Accounting Officer of the Company, effective June 24, 2003. Mr. Cornell, age 35, is a Certified Public Accountant who has served businesses in various financial and accounting capacities during the past seven years.

     All of the officers of Coastal Caribbean are elected annually by the board and report directly to it.

     Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. $69,000 of Mr. Ware's compensation for his services has been deferred during 2003. Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum. The other executive officers devote a small percentage of their professional time as officers on behalf of the companies.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

Item 11.   Executive Compensation
--------   ----------------------

         The following table sets forth certain summary information concerning the compensation of the Company's two most highly-paid executive officers (the "Named Executive Officers"). No other executive officer earned compensation in excess of $100,000 during the year 2003.

--------------------------------------------------------------------------------------------------------------------------
                                             Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation             Long Term
                                               -------------------            Compensation
                                                                                 Award                    All Other
               Name and                                                    Securities Underlying        Compensation ($)
          Principal Position                Year         Salary(1) ($)       Options/SARs (#)

--------------------------------------------------------------------------------------------------------------------------
Benjamin W. Heath, President                2003             6,666                 -                          -
and Chief Executive Officer                 2002            40,000                 -                      18,075 (2)
                                            2001            40,000              100,000                   15,600 (2)
--------------------------------------------------------------------------------------------------------------------------
Phillip W. Ware, Vice                       2003            92,000                 -                          -
President                                   2002            92,000              100,000                   13,800 (3)
                                            2001            92,000                                        13,800 (3)
--------------------------------------------------------------------------------------------------------------------------

(1) Mr. Heath was only paid $3,333 of his salary during 2002, and none in 2003. Mr. Ware was only paid $23,000 of his salary during 2003.

(2) Reimbursement for office expenses $12,075 (of which $10,025 has been deferred), $12,075 in 2001 and $9,600 in 2000, and payments to a SEP-IRA pension plan $6,000 in 2002 (all of which has been deferred), $6,000 in 2001 and 2000.

(3)  Payment to SEP-IRA pension plan (all of which has been deferred in 2002).

     Mr. Sharp was paid an hourly fee for his services to the Company and was paid $34,000 in fees during 2003.

     Mr. Cornell is paid an hourly fee for his services to the Company and was paid $16,000 in fees during 2003.

Compensation of Directors

     All of our directors except for directors who are also executive officers are entitled to receive annual directors' fees in the amount of $22,500. For the year 2003, all director fees have been deferred.

Stock Options

     No Stock Options were granted during the year ended December 31, 2003. The following table provides information about unexercised stock options held by the Named Executive Officers at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------------
                            Aggregated Option/SAR Exercises in 2003 and December 31, 2003
                                                  Option/SAR Values
-----------------------------------------------------------------------------------------------------------------------
                           Shares                          Number of Securities             Value of Unexercised
                          Acquired         Value          Underlying Unexercised                In-The-Money
                        On Exercise    Realized ($)          Options/SARs (#)                   Options/SARs
                            (#)                            at December 31, 2003             at December 31, 2003
-----------------------------------------------------------------------------------------------------------------------
         Name                                           Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------

Benjamin W. Heath           -0-             -0-           100,000            -              -0-              -
Benjamin W. Heath           -0-             -0-            45,000            -              -0-              -
-----------------------------------------------------------------------------------------------------------------------

Phillip W. Ware             -0-             -0-           100,000            -              -0-              -
Phillip W. Ware             -0-             -0-            72,000            -              -0-              -
-----------------------------------------------------------------------------------------------------------------------

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2003.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The entire board of directors constitutes the compensation committee. Phillip W. Ware is a director and President of Coastal Caribbean and Coastal Petroleum.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

     The following table provides information as to the number of shares of our stock owned beneficially at December 31, 2003 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

                                             Amount and Nature of
                                             Beneficial Ownership
                                     ------------------------------------
     Name and Address of             Shares Held           Shares Subject
     Beneficial Owner                 Directly                to Option     Percent of Class
     ----------------                 --------                ---------     ----------------

Lykes Minerals Corp.                      -                  7,800,000*           14.4**
111 East Madison Street
P.O. Box 1690 Tampa, FL 33601

----------

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

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at March 18, 2004 by each director of the Company and by all directors and executive officers as a group:


                                                      Amount and Nature of Beneficial
                                                      -------------------------------
                                                               Ownership
                                         ----------------------------------------------------
                                           Shares Held Directly
                                                  or                               Percent of
Name of Individual or Group                   Indirectly                Options      Class
---------------------------                   ----------                -------      -----

Graham B. Collis                                 85,000 (1)             112,000        *
John D. Monroe                                        0                 136,000        *
Phillip W. Ware                                   3,791                 172,000        *
Kenneth M. Cornell                                    0                       0        *
Robert J. Angerer, Sr.                        2,207,487                       0       4.77
                                              ---------                 -------
Directors and executive officers
  as a group (a total of 5 persons)           2,296,278                 689,000       4.97%
                                              ---------                 -------

----------------------
*        Less than 1%.

(1) Director of Lane Enterprises (Bermuda) Limited, a Bermuda company, which also owns 27,758 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under the Company's 1995 Stock Option Plan as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------------
                                Number of Securities to       Weighted average        Number of securities remaining
                                be issued upon exercise       exercise price of        available for issuance under
                                of outstanding options,     outstanding options,        equity compensation plans
                                  warrants and rights        warrants and rights     (excluding securities reflected
                                        (a) (#)                    (b) ($)                    in column (a))
                                                                                                 (c) (#)
       Plan Category
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               0                          0                             0
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders (1)                             700,000                     $1.33                         75,000
--------------------------------------------------------------------------------------------------------------------
                      Total:            700,000                     $1.33                         75,000
--------------------------------------------------------------------------------------------------------------------

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

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

     Angerer & Angerer
     -----------------

     The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to Coastal Petroleum for more than twenty-five years. Mr. Robert J. Angerer, Sr., a member of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2003, Angerer & Angerer billed Coastal Petroleum $288,000 for legal fees. At December 31, 2003, fees owed by Coastal Petroleum to Angerer & Angerer of $306,000 remain unpaid.

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

     In 1990, Coastal Petroleum granted to the following persons the following percentages of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

                               Percent
                               of net         Coastal Petroleum
              Name             recovery            Position
       ------------------      --------       -----------------
       Benjamin W. Heath       1.25           Chairman of Board*
       Phillip W. Ware         1.25           President
       James R. Joyce          0.30           Treasurer**

(*)  Mr. Heath retired on February 28, 2003.
(**) Mr. Joyce retired in December 2002.

Item 14.   Principal Accounting Fees and Service
--------   -------------------------------------

     James Moore & Co., P.L. audited the Company's financial statements for 2003. Ernst & Young LLP audited the Company's financial statements for 2002.

Fees related to services performed by James Moore & Co., P.L. and Ernst & Young LLP in 2003 and 2002 were as follows:

                                       2003             2002
                                       ----             ----
Audit Fees (1)                     $ 17,500         $ 142,250
Audit-Related Fees                      -0-               -0-
Tax Fees (2)                            750               -0-
All Other Fees                          -0-               -0-
                                   --------         ---------
Total                              $ 18,250         $ 142,250
                                   ========         =========

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and for professional services provided in connection with the filing of the Company's S-1. The Audit Committee must preapprove audit related and non-audit services not prohibited by law to be performed by the Company's independent auditors. The Audit Committee for the Company is made up of John D. Monroe and Graham B. Collis. The Audit Committee preapproved all audit related and non-audit services in 2003 and 2002.
(2) Tax fees principally included tax advice, tax planning and tax return preparation.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

      (a)  (1)   Financial Statements.
                 --------------------

                 The financial statements listed below and included under Item 8 above are filed as part of this report.

                                                                            Page
                                                                            ----

Reports of Independent Auditors                                               33

Consolidated balance sheets at December 31, 2003 and 2002                     35

Consolidated statements of operations for each of the three years in the period ended December 31, 2003 and for the period from January 31, 1953
(inception) to December 31, 2003.                                             36

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2003 and for the period from January 31, 1953
(inception) to December 31, 2003.                                             37

Consolidated statement of common stock and capital in excess of par value
for the period from January 31, 1953 (inception) to December 31, 2003.        38

Notes to consolidated financial statements.                                39-57


           (2)   Financial Statement Schedules.
                 ------------------------------

                 All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

      (b)  Reports on Form 8-K.
           -------------------

                 (1) On January 13, 2004 , the Company filed a Current Report on
                   Form 8-K to report that:

                        On December 3, 2003,  Coastal Caribbean Oils & Minerals,
                  Ltd. ("Company") issued a press release announcing the Florida First District Court of Appeals' decision relating to the Company's Motion for Clarification, Rehearing, Certification and Request for a Written Opinion as to the Court's per curiam decision issued on December 3, 2003. As a result of the denial of the Motion, the Court's decision affirming the trial court's final judgment finding no taking of Coastals State

                  Drilling Lease 224-A, has become final. The Company continues to evaluate its options.

      (c)  Exhibits.

           The following exhibits are filed as part of this report:

Item Number
-----------

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

      11.  Statement re: computation of per share earnings.
           ------------------------------------------------

           None.

      12.  Statement re: computation of ratios.
           -----------------------------------

           Not applicable.

      13.  Annual report to security  holders,  Form 10-Q or quarterly report to
           ---------------------------------------------------------------------
           security holders.
           -----------------

           Not applicable.

      16.  Letter re: change in certifying accountant.
           ------------------------------------------

           Not applicable.

      18.  Letter re: change in accounting principles.
           -------------------------------------------

           Not applicable.

      21.  Subsidiaries of the registrant.
           -------------------------------

           The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 58.45 % owned.

      22.  Published  report  regarding  matters  submitted  to vote of security
           ---------------------------------------------------------------------
           holders.
           -------

           Not applicable.

      23.  Consent of experts and  counsel.
           --------------------------------

      23.1 Consent of Ernst & Young LLP.

      23.2 Consent of James, Moore & Co., P.L.

      24.  Power of attorney.
           ------------------

           Not applicable.

      31.1 Certification   of  Chief   Executive   Officer   Required   by  Rule
           13a-14(a)-15d-14(a) under the Exchange Act

      31.2 Certification of Chief Accounting and Financial Officer Required by Rule 13a-14(a)-15d-14(a) under the Exchange Act

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip
           W. Ware

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Kenneth
           M. Cornell

      99.  Additional exhibits.
           -------------------

           99.1 The decision Coastal Petroleum Company v. Florida Wildlife Federation et. al. of the First District Court of Appeal dated October 6, 1999 (St. George Island permit application case), is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on October 7, 1999 (File Number 001-04668).

           99.2 Complaint, filed January 16, 2001 in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, is incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on January 18, 2001 (File Number 001-04668).

           99.3 The final judgment in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, dated November 15, 2002 is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 18, 2002 (File Number 001-04668).

           99.4 The Appellant Decision of the First District Court of Appeal, Coastal Petroleum Company, Appellant vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Appellees, dated December 3, 2003.

           99.5  Financial Statement Schedules.
                 -----------------------------

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


Dated:   April 08, 2004
         --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ Phillip W. Ware                         By /s/ Kenneth M. Cornell
   -------------------------------------          ------------------------------
      Phillip W. Ware                                Kenneth M. Cornell
      President, Treasurer, Director and             Chief Financial Officer and
      Chief Executive Officer                        Chief Accounting  Officer

Dated:     April 08, 2004                      Dated:     April 08, 2004
       ---------------------------------          ------------------------------


By /s/ Graham B. Collis
   -------------------------------------
      Graham B. Collis
      Director

Dated:     April 08, 2004
       ---------------------------------

By /s/ John D. Monroe
   -------------------------------------
      John D. Monroe
      Director

Dated:     April 08, 2004
       ---------------------------------

By /s/ Robert J. Angerer
   -------------------------------------
      Robert J. Angerer
      Director

Dated:     April 08, 2004
       ---------------------------------

                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.
-----------


23.1      Consent of Ernst & Young LLP

23.2      Consent of James Moore & Co., P.L.

31.1      Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2      Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1      Certification pursuant to Section 906 by Phillip W. Ware

32.2      Certification pursuant to Section 906 by Kenneth M. Cornell

99.4 Opinion of the District Court of Appeal, First District, State of Florida, dated December 3, 2003.