Form 10-Q
period 2004-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2004-04-30
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2004
                               -------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668
                       ----------

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

            BERMUDA                                                 NONE
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda                  HM 11
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (850) 653-9165
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     The number of shares outstanding of the issuer's single class of common stock as of April 30, 2004 was 46,211,604.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 MARCH 31, 2004

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements                                                                      Page
------   --------------------                                                                      ----

         Consolidated balance sheets at March 31, 2004 and December 31, 2003                        3


         Consolidated statements of operations for the three month periods ended
         March  31,  2004 and 2003 and for the  period  from  January  31,  1953
         (inception) to March 31, 2004 4

         Consolidated statements of cash flows for the three month periods ended
         March  31,  2004 and 2003 and for the  period  from  January  31,  1953
         (inception) to March 31, 2004                                                              5

         Notes to consolidated financial statements                                                 6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                              9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk                                 12

ITEM 4   Controls and Procedures                                                                   12


                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                                         13

ITEM 6   Exhibits and Reports on Form 8-K                                                          14

         Signatures                                                                                15

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements
------   --------------------

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                                                  March 31,             December 31,
                                                                                                  ---------             ------------
                                                                                                    2004                    2003
                                                                                                  ---------             ------------
                                 Assets                                                          (unaudited)               (Note)
Current assets:
  Cash and cash equivalents                                                                      $      1,270          $      2,875

  Prepaid expenses and other                                                                           56,537                87,947
                                                                                                 ------------          ------------
          Total current assets                                                                         57,807                90,822
                                                                                                 ------------          ------------

Contingent litigation claim (Note 4)                                                                        -                     -
                                                                                                 ------------          ------------
Total assets                                                                                     $     57,807          $     90,822
                                                                                                 ============          ============

             Liabilities and Shareholders' (Deficit) Equity

Current liabilities:
  Accounts payable and accrued liabilities                                                       $    824,965          $    805,110
  Amounts due to related parties                                                                    1,192,561             1,053,800
                                                                                                 ------------          ------------
          Total current liabilities                                                                 2,017,526             1,858,910
                                                                                                 ------------          ------------

Minority interests                                                                                          -                     -

Shareholders' (deficit) equity
 Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 46,211,604, respectively                                                          5,545,392             5,545,392
  Capital in excess of par value                                                                   32,137,811            32,137,811
                                                                                                 ------------          ------------
                                                                                                   37,683,203            37,683,203
  Deficit accumulated during the development stage                                                (39,642,922)          (39,451,291)
                                                                                                 ------------          ------------
Total shareholders' (deficit) equity                                                               (1,959,719)           (1,768,088)
                                                                                                 ------------          ------------
Total liabilities and shareholders' (deficit) equity                                             $     57,807          $     90,822
                                                                                                 ============          ============


       Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements
------   --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)


                                                                                      For the
                                                                                    period from
                                                                                   Jan. 31, 1953
                                                       Three months ended           (inception)
                                                       ------------------           to March 31,
                                                            March 31,                  2004
                                                            ---------                  ----
                                                     2004                2003
                                                     ----                ----

Interest and other income                       $         0        $       453      $  3,877,570
                                                -----------        -----------      ------------
Expenses:
  Legal fees and costs                               84,389            119,932        16,656,977
  Administrative expenses                            75,917            169,103         9,603,196
  Salaries                                           24,760             34,117         3,667,733
  Shareholder communications                          6,565              6,345         3,955,092
  Write off of unproved properties                        -                  -         5,560,494
  Exploration costs                                       -                  -           247,465
  Lawsuit judgments                                       -                  -         1,941,916
  Minority interests                                      -                  -          (632,974)
  Other                                                   -                  -           364,865
  Contractual services                                    -                  -         2,155,728
                                                -----------        -----------      ------------
                                                    191,631            329,497        43,520,492
                                                -----------         ----------       -----------

Net loss                                        $  (191,631)       $  (329,044)
                                                ===========        ===========

Deficit accumulated during
  the development stage                                                             $(39,642,922)
                                                                                    ============

Average number of shares
  outstanding (basic &  diluted)                 46,211,604         46,211,604
                                                ===========        ===========

Net loss per share (basic &                       $ (.01)            $ (.01)
diluted)                                          =======            =======




                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements
------   --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)


                                                                                                                 For the period from
                                                                                   Three months ended               Jan. 31, 1953
                                                                                        March 31,                     (inception)
                                                                            ---------------------------------             To
                                                                               2004                 2003            March 31, 2004
                                                                            ------------         ------------       --------------



Operating activities:
Net loss                                                                   $   (191,631)        $   (329,044)      $(39,642,923)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                                 -                    -           (632,974)
    Write off of unproved properties                                                  -                    -          5,619,741
    Common stock issued for services                                                  -                    -            119,500
    Compensation recognized for stock option grant                                    -                    -             75,000
    Recoveries from previously written off properties                                 -                    -            252,173
  Net change in:
     Prepaid expenses and other                                                  31,410               91,322            (56,538)
     Accrued liabilities                                                        141,616              (10,444)         2,000,528
                                                                           ------------         ------------       ------------
Net cash used in operating activities                                           (18,605)            (248,166)       (32,265,493)
                                                                           ------------         ------------       ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                                    -                    -         (3,740,182)
  Proceeds from relinquishment of surface rights                                      -                    -            246,733
  Purchase of fixed assets                                                            -                    -            (61,649)
                                                                           ------------         ------------       ------------
Net cash used in investing activities                                                 -                    -         (3,555,098)
                                                                           ------------         ------------       ------------

Financing activities:
  Loans from officers                                                            17,000                    -             17,000
  Sale of common stock net of expenses                                                -                    -         30,380,612
  Shares issued upon exercise of options                                              -                    -            884,249
  Sale of shares by subsidiary                                                        -               50,000            820,000
  Sale of subsidiary shares                                                                                           3,720,000
                                                                           ------------         ------------       ------------
                                                                                                           -                  -
Net cash provided by financing activities                                        17,000               50,000         35,821,861
                                                                           ------------         ------------       ------------
Net (decrease) increase in cash and cash equivalents                             (1,605)            (198,166)             1,270
Cash and cash equivalents at beginning of period                                  2,875              292,095                  -
                                                                           ------------         ------------       ------------
Cash and cash equivalents at end of period                                 $      1,270         $     93,929       $      1,270
                                                                           ============         ============       ============


                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements
------   --------------------

Note 1.  Basis of Presentation
         ---------------------

     The accompanying unaudited consolidated financial statements include the Company's 58.45% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


Note 2.  Litigation
         ----------

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

Lease Taking Case (Lease 224-A)
-------------------------------

     On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the final judgment of the trial court as affirmed by the appellate court, finding no taking of Coastal's property. After jurisdictional briefs are submitted the Court will decide whether to exercise its jurisdiction and if so briefs on the merits will be required.

Royalty Taking Case
-------------------

     There has been no material change in these proceedings during this quarter.

Lease Taking Case (Lease 224-B)
-------------------------------

     There has been no material change in these proceedings during this quarter.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements
------   --------------------

Note 3.  Loss per share
         --------------

     Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 4.  Stock Options
         -------------

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

Summary of Options Outstanding at March 31, 2004
------------------------------------------------

Granted          Expiration         Total      Vested        Exercise Prices ($)
-------          ----------         -----      ------        -------------------

2000          March  22, 2010     700,000      700,000              .91
                                  -------      -------              ---
                                  700,000      700,000              .91
                                  =======      =======
                                                              (Weighted Average)
Options reserved for               75,000
--------------------
future grants
-------------

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

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company's net loss for the three months ended March 31, 2004 and 2003.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 1   Financial Statements
------   --------------------

Note 5.  Going Concern
         -------------

     The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial, which requires the Company to continually obtain additional capital.

     The Company has received a commitment from some of its Officers to loan the Company funds which management believes should be sufficient to fund the Company's operations through June 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $30,000 through April 26, 2004. There can be no assurances these loans will allow the Company to continue operations for any significant length of time. The Company may have to suspend or cease operations and may have to wind up the Company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional financing.

     These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

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

     The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. These properties are subject to extensive litigation with the State of Florida and all costs to date have been expensed for impairment.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operation (Cont'd)
         ---------------------

Liquidity and Capital Resources
                                    Liquidity

     The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial, which requires the Company to continually obtain additional capital.

     At March 31, 2004, Coastal Caribbean had approximately $1,000 of cash and cash equivalents available. In addition, the Company has received a commitment from some of its Officers to loan the Company funds which management believes should be sufficient to fund the Company's operations through June 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $30,000 through April 26, 2004. There can be no assurances these loans will allow the Company to continue operations for any significant length of time.

     Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At March 31, 2004, the amount of salaries and fees being deferred totaled approximately $1,193,000. After the filing of the 10-Q, the Company may have to suspend or cease operations and may have to wind up the company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional funds for operations.

     Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others. Since March 2003, Management has been unsuccessful at raising additional funds.

     The Company's annual rental payments on its Florida leases of approximately $59,000 are due beginning in July 2004.

     These situations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operation (Cont'd)
         ---------------------

Results of Operations
---------------------

Three months ended March 31, 2004 vs. March 31, 2003
----------------------------------------------------

     The Company incurred a loss of $192,000 for the 2004 quarter, compared to a loss of $329,000 for the comparable 2003 quarter.

     Interest income and other income decreased 100% from $500 in the 2003 quarter to $-0- in the 2004 quarter because of the decrease in the amount of funds available to invest.

     Legal fees and costs decreased 30% to $84,000 for the 2004 quarter, compared to $120,000 in the prior period. Legal fees and costs decreased in 2004 compared with 2003 due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

     Administrative expenses decreased 55% during the 2004 period to $76,000 compared to $169,000 in the 2003 period. Accounting and administrative expenses decreased from $25,000 in the 2003 period to $21,000 in the 2004 period. In addition, Directors' and Officers' liability insurance decreased from $84,000 in 2003 to $27,000 in the 2004 quarter.

     Salaries decreased 27% in the 2004 quarter to $25,000 compared to $34,000 in the 2003 quarter as a result of the resignation of the President of the Company effective February 28, 2003. The Company's other salaried employee was elected President on March 1, 2003 without any increase in compensation.

     Shareholder communications increased 3% during the 2004 period to $7,000 from $6,000 in the 2003 period.

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk
------   ---------------------------------------------------------

     The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2004.


ITEM 4   Controls and Procedures
------   -----------------------

     We, Phillip W. Ware, the principal executive officer and Kenneth M. Cornell, the principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

         1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

         2. That there were no significant changes in the Company's internal controls or in other factors that could materially affect or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                                 March 31, 2004

ITEM 5   Other Information
------   -----------------

     On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the final judgment of the trial court as affirmed by the appellate court, finding no taking of Coastal's property. After jurisdictional briefs are submitted the Court will decide whether to exercise its jurisdiction and if so briefs on the merits will be required.

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

                                 March 31, 2004




ITEM 6   Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)      Exhibits
                  --------

         31.1     Certification pursuant to Rule 13a-14 by Phillip W. Ware

         31.2     Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

         32.1     Certification pursuant to Section 906 by Phillip W. Ware

         32.2     Certification pursuant to Section 906 by Kenneth M. Cornell

         (b)      Reports on Form 8-K
                  -------------------

                  On January 13, 2004, the Company filed a Current Report on Form 8-K to report that:

                           Coastal Caribbean Oils & Minerals,  Ltd.  ("Company")
                  issued a press release announcing the Florida First District Court of Appeal denied the Company's Motion for Clarification, Rehearing, Certification and Request for a Written Opinion as to the Court's per curiam decision issued on December 3, 2003. As a result of the denial of the Motion, the Court's decision affirming the trial court's final judgment finding no taking of Coastal's State Drilling Lease 224-A, has become final. The Company continues to evaluate its options.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                                 March 31, 2004



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




                                        COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                        ---------------------------------------
                                                     Registrant




Date:  April 30, 2004                   By  /s/ Phillip W. Ware
                                            ------------------------------------
                                            Phillip W. Ware
                                            Chief Executive Officer,
                                            President and Treasurer




                                        By  /s/ Kenneth M. Cornell
                                            ------------------------------------
                                            Kenneth M. Cornell
                                            Chief Financial Officer
                                            and Principal Financial Officer