Form 10-Q
period 2004-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2004-08-13
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(850) 653-9165
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

     The number of shares outstanding of the issuer's single class of common stock as of August 3, 2004 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

JUNE 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at June 30, 2004 and December 31, 2003	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 and for the period from January 31, 1953 (inception) to June 30, 2004	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003 and for the period from January 31, 1953 (inception) to June 30, 2004	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	13

ITEM 4	Controls and Procedures	13

	PART II - OTHER INFORMATION

ITEM 5	Other Information	14

ITEM 6	Exhibits and Reports on Form 8-K	15

	Signatures	16

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,

	2004	2003

Assets	(unaudited)	(Note)
Current assets:
Cash and cash equivalents	$249	$2,875

Prepaid expenses and other	25,126	87,947

Total current assets	25,375	90,822

Contingent litigation claim (Note 4)	-	-

Total assets	$25,375	$90,822

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued liabilities	825,907	805,110
Amounts due to related parties	1,330,018	1,053,800

Total current liabilities	2,155,925	1,858,910

Minority interests	-	-

Shareholders' (deficit) equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811

	37,683,203	37,683,203
Deficit accumulated during the development stage	(39,813,753)	(39,451,291)

Total shareholders’ (deficit) equity	2,130,550)	(1,768,088)

Total liabilities and shareholders’ (deficit) equity	$25,375	$90,822

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(unaudited)

					For the
					period from
					Jan. 31, 1953
					(inception)
					to June 30,
	Three months ended June 30,		Six months ended June 30,		2004

	2004	2003	2004	2003

Interest and other income	$0	$84	$0	$537	$3,877,570

Expenses:
Legal fees and costs	77,890	61,060	162,279	180,992	16,734,867
Administrative expenses	62,183	122,414	138,100	291,517	9,665,379
Salaries	24,758	28,045	49,518	62,162	3,692,491
Shareholder communications	6,000	6,000	12,565	12,345	3,961,092
Write off of unproved properties	-	-	-	-	5,560,494
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728

	170,831	217,519	362,462	547,016	43,691,323

Net loss	$(170,831)	$(217,435)	$(362,462)	$(546,479)

Deficit accumulated during
the development stage					$(39,813,753)

Weighted Average number of shares
outstanding (basic &
diluted)	46,221,604	46,221,604	46,221,604	46,221,604

Net loss per share (basic &	$(.01)	$(.01)	$(.01)	$(.01)

diluted)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

			For the period from
	Six months ended		Jan. 31, 1953
	June 30,		(inception)
			To
	2004	2003	June 30, 2004

Operating activities:
Net loss	$(362,462)	$(546,479)	$(39,813,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	-	(632,974)
Write off of unproved properties	-	-	5,619,741
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	62,821	152,150	(25,127)
Accounts payable and accrued liabilities	256,073	66,806	2,114,985

Net cash used in operating activities	(43,568)	(327,523)	(32,290,456)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and
reimbursements	-	-	(3,740,182)
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of fixed assets	-	-	(61,649)

Net cash used in investing activities	-	-	(3,555,098)

Financing activities:
Loans from officers	40,942	-	40,942
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	50,000	820,000
Sale of subsidiary shares	-	-	3,720,000

Net cash provided by financing activities	40,942	50,000	35,845,803

Net (decrease) increase in cash and cash equivalents	(2,626)	(277,523)	249
Cash and cash equivalents at beginning of period	2,875	292,095	-

Cash and cash equivalents at end of period	$249	$14,572	$249

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

Note 1. Basis of Presentation

           The accompanying unaudited consolidated financial statements include the Company’s 58.45% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

           The Company has received a commitment from some of its Officers to loan the Company funds during 2004 which management believes should be sufficient to fund the Company’s operations through September 2004, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $53,500 through August 5, 2004. There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time. The Company may have to suspend or cease operations and may have to wind up the Company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional financing.

           These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Note 3. Litigation

Florida Litigation

           Coastal Petroleum has been involved in various lawsuits for many years. Coastal Petroleum's current litigation now involves one basic claim: whether the State’s offshore drilling policy and its denial of a permit constitute a taking of Coastal Petroleum’s property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

Lease Taking Case (Lease 224-A)

           On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the final judgment of the trial court as affirmed by the appellate court, finding no taking of Coastal’s property. On June 15, 2004, Coastal issued a press release announcing the United States Supreme Court denied the Company’s Petition for Writ of Certiorari. The Company continues to evaluate its options.

Royalty Taking Case

           There has been no material change in these proceedings during this quarter.

Lease Taking Case (Lease 224-B)

           There has been no material change in these proceedings during this quarter.

Note 4. Loss per share

           Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

Note 5. Stock Options

           The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock options because the alternative fair value accounting provided under FASB Statement No. 123, “Accounting for Stock Based Compensation,” requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

Summary of Options Outstanding at June 30, 2004

Granted	Expiration	Total	Vested	Exercise Prices ($)

2000	March 22, 2010	700,000	700,000.91

		700,000	700,000.91

				(Weighted Average)
Options reserved for		75,000
future grants

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

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company’s net loss for the six months ended June 30, 2004 and 2003.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

           Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional loans from management or others; the uncertainty of securing additional financing through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida; and the substantial cost of continuing the litigation.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2     Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

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

           At June 30, 2004, Coastal Caribbean had approximately $250 of cash and cash equivalents available. In addition, the Company has received a commitment from some of its Officers to loan the Company funds during 2004 which management believes should be sufficient to fund the Company’s operations through September 2004, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $53,500 through August 5, 2004. There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time.

           Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At June 30, 2004, the amount of salaries and fees being deferred totaled approximately $1,330,000. The Company’s annual rental payments on its Florida leases of approximately $59,000 are due beginning August 31, 2004. The Company may have to suspend or cease operations and may have to wind up the company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional funds for operations.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2     Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Three months ended June 30, 2004 vs. June 30, 2003

           The Company incurred a loss of $171,000 for the 2004 quarter, compared to a loss of $217,000 for the comparable 2003 quarter.

           Interest income and other income decreased 100% from $84 in the 2003 quarter to $-0- in the 2004 quarter because of the decrease in the amount of funds available to invest.

           Legal fees and costs increased 28% to $78,000 for the 2004 quarter, compared to $61,000 in the prior period. Legal fees and costs increased in 2004 compared with 2003 due to the filing of Petition for Writ of Certiorari with the United States Supreme Court related to Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

           Administrative expenses decreased 49% during the 2004 period to $62,000 compared to $122,000 in the 2003 period. Accounting and administrative expenses decreased from $16,000 in the 2003 period to $5,000 in the 2004 period. In addition, Directors’ and Officers’ liability insurance decreased from $84,000 in 2003 to $26,000 in the 2004 quarter.

           Salaries decreased 12% in the 2004 quarter to $25,000 compared to $28,000 in the 2003.

           Shareholder communications remained constant at $6,000 during the 2004 period compared to the 2003 period.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Six months ended June 30, 2004 vs. June 30, 2003

           The Company incurred a loss of $362,000 for the six months ended June 30, 2004, compared to a loss of $546,000 for the comparable 2003 period.

           Interest income and other income decreased 100% from $537 in the 2003 period to $-0- in the 2004 period because of the decrease in the amount of funds available to invest.

           Legal fees and costs decreased 10% to $162,000 for the 2004 period, compared to $181,000 in the 2003 period. Legal fees and costs decreased in 2004 compared with 2003 due to the minimal activity during the first quarter of 2004 related to Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. This was partially offset by an increase in activity during the second quarter of 2004 related to the filing of Petition for Writ of Certiorari with the United States Supreme Court for this case.

           Administrative expenses decreased 53% during the 2004 period to $138,000 compared to $292,000 in the 2003 period. Accounting and administrative expenses decreased from $41,000 in the 2003 period to $26,000 in the 2004 period. In addition, Directors’ and Officers’ liability insurance decreased from $168,000 in 2003 to $53,000 in the 2004 period.

           Salaries decreased 19% in the 2004 period to $50,000 compared to $62,000 in the 2003 period.

           Shareholder communications remained constant at $12,000 during the 2004 period compared to the 2003 period.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk

           The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2004.

ITEM 4  Controls and Procedures

           We, Phillip W. Ware, the principal executive officer and Kenneth M. Cornell, the principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

1.           That the Company’s disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

2. That there were no significant changes in the Company’s internal controls or in other factors that could materially affect or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

June 30, 2004

ITEM 5- Other Information

          On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the final judgment of the trial court as affirmed by the appellate court, finding no taking of Coastal’s property. On June 15, 2004, Coastal issued a press release announcing the United States Supreme Court denied the Company’s Petition for Writ of Certiorari. The Company continues to evaluate its options.

          Director Graham B. Collis and Director John D. Monroe resigned effective July 28, 2004. Neither director resigned because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Former Director Graham B. Collis has agreed to serve as the resident representative of the Company in Bermuda in order to meet the requirements of registration under Bermuda law.

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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

June 30, 2004

ITEM 6- Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell

(b)	Reports on Form 8-K

On June 15, 2004, the Company filed a Current Report on Form 8-K to report that:
The United States Supreme Court denied the Company’s Petition for Writ of Certiorari. The Company continues to evaluate its options.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2004

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 13, 2004	By /s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer

By /s/ Kenneth M. Cornell
Kenneth M. Cornell
Chief Financial Officer
and Principal Financial Officer