Form 10-Q
period 2004-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2004-11-18
CIK 21239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2004
                               -------------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668
                           ------

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

     The number of shares outstanding of the issuer's single class of common stock as of November 5, 2004 was 46,211,604.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements                                                                      Page
                                                                                                  ----

        Consolidated balance sheets at September 30, 2004 and December 31, 2003
                                                                                                     3

        Consolidated  statements of  operations  for the  three  and  nine month periods  ended  September 30, 2004  and  2003  and  for  the period from
        January 31, 1953  (inception) to September 30, 2004                                          4

        Consolidated  statements of cash flows for the nine month  periods ended
        September 30, 2004 and 2003 and for the period  from  January  31,  1953
        (inception)  to September 30, 2004                                                           5

        Notes to consolidated financial statements                                                   6

ITEM 2  Management's Discussion and Analysis of Financial Condition and  Results
        of Operations                                                                                9

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk                                    13

ITEM 4  Controls and Procedures                                                                      13


                           PART II - OTHER INFORMATION

ITEM 5  Other Information                                                                            14

ITEM 6  Exhibits and Reports on Form 8-K                                                             15

        Signatures                                                                                   16

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
------   --------------------

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                                                                                 September 30,         December 31,
                                                                                                     2004                  2003
             Assets                                                                               (unaudited)             (Note)
Current assets:
  Cash and cash equivalents                                                                      $        240          $      2,875

  Prepaid expenses and other                                                                           16,322                87,947
                                                                                                 ------------          ------------
          Total current assets                                                                         16,562                90,822
                                                                                                 ------------          ------------

Contingent litigation claim (Note 4)                                                                        -                     -

                                                                                                 ------------          ------------
Total assets                                                                                     $     16,562          $     90,822
                                                                                                 ============          ============

             Liabilities and Shareholders' (Deficit) Equity

Current liabilities:
  Accounts payable and accrued liabilities                                                       $    827,667          $    805,110
  Amounts due to related parties                                                                    1,471,619             1,053,800
                                                                                                 ------------          ------------
          Total current liabilities                                                                 2,299,286             1,858,910
                                                                                                 ------------          ------------

Minority interests                                                                                          -                     -

Shareholders' (deficit) equity Common stock, par value $.12 per share:
    Authorized - 250,000,000 shares
    Outstanding - 46,211,604, respectively                                                          5,545,392             5,545,392
  Capital in excess of par value                                                                   32,137,811            32,137,811
                                                                                                 ------------          ------------
                                                                                                   37,683,203            37,683,203
  Deficit accumulated during the development stage                                                (39,965,927)          (39,451,291)
                                                                                                 ------------          ------------
Total shareholders' (deficit) equity                                                               (2,282,724)           (1,768,088)
                                                                                                 ------------          ------------
Total liabilities and shareholders' (deficit) equity                                             $     16,562          $     90,822
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

ITEM 1 - Financial Statements
------   --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company

                                   (unaudited)


                                                                                                                         For the
                                                                                                                       period from
                                                                                                                      Jan. 31, 1953
                                                     Three months ended                     Nine months ended         (inception) to
                                                     ------------------                     -----------------         September 30,
                                                        September 30,                         September 30,               2004
                                                                                              -------------               ----
                                                   2004              2003               2004                 2003
                                                   ----              ----               ----                 ----

Interest and other income                              $  1             $ 103               $ 1            $  640     $  3,877,571
                                                       ----             -----               ---            ------     ------------

Expenses:
  Legal fees and costs                               86,888            82,383           249,167           263,375       16,821,755
  Administrative expenses                            34,526           116,950           172,626           408,467        9,699,905
  Salaries                                           24,761            17,024            74,279            79,186        3,717,252
  Shareholder communications                          6,000             8,996            18,565            21,341        3,967,092
  Write off of unproved properties                        -                 -                 -                 -        5,560,494
  Exploration costs                                       -            39,617                 -            39,617          247,465
  Lawsuit judgments                                       -                 -                 -                 -        1,941,916
  Minority interests                                      -                 -                 -                 -         (632,974)
  Other                                                   -                 -                 -                 -          364,865
  Contractual services                                    -                 -                 -                 -        2,155,728
                                               ------------      ------------      ------------      ------------     ------------
                                                    152,175           264,970           514,637           811,986       43,843,498
                                               ------------      ------------      ------------      ------------     ------------

Net loss                                       $   (152,174)     $   (264,867)     $   (514,636)     $   (811,346)
                                               ============      ============      ============      ============

Deficit accumulated during
  the development stage                                                                                               $(39,965,927)
                                                                                                                      ============

Weighted Average number of shares
  outstanding (basic &
  diluted)                                       46,221,604        46,221,604        46,221,604        46,221,604
                                                 ==========        ==========        ==========        ==========

Net loss per share (basic &                        $(.01)             $(.01)               $(.01)             $(.02)
diluted)                                           ======             ======               ======             ======




                             See accompanying notes.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
------   --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                             (A Bermuda Corporation)
                           A Development Stage Company
                                   (unaudited)

                                                                                                               For the period from
                                                                                                                 Jan. 31, 1953
                                                                                Nine months ended                 (inception)
                                                                                  September 30,                        To
                                                                            2004                 2003          September 30, 2004
                                                                        ------------         ------------      ------------------

Operating activities:
Net loss                                                                $   (514,636)        $   (811,346)        $(39,965,928)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest                                                              -                    -             (632,974)
    Write off of unproved properties                                               -                    -            5,619,741
    Common stock issued for services                                               -                    -              119,500
    Compensation recognized for stock option grant                                 -                    -               75,000
    Recoveries from previously written off properties                              -                    -              252,173
  Net change in:
     Prepaid expenses and other                                               71,625              298,380              (16,323)
     Accounts payable and accrued liabilities                                376,525              197,777            2,235,437
                                                                        ------------         ------------         ------------
Net cash used in operating activities                                        (66,486)            (315,189)         (32,313,374)
                                                                        ------------         ------------         ------------

Investing activities:
  Additions to oil, gas, and mineral properties
     net of assets acquired for common stock and
    reimbursements                                                                 -                    -           (3,740,182)
  Proceeds from relinquishment of surface rights                                   -                    -              246,733
  Purchase of fixed assets                                                         -                    -              (61,649)
                                                                        ------------         ------------         ------------
Net cash used in investing activities                                              -                    -           (3,555,098)
                                                                        ------------         ------------         ------------

Financing activities:
  Loans from officers                                                         63,851                    -               63,851
  Sale of common stock net of expenses                                             -                    -           30,380,612
  Shares issued upon exercise of options                                           -                    -              884,249
  Sale of shares by subsidiary                                                     -               50,000              820,000
  Sale of subsidiary shares                                                        -                    -            3,720,000
                                                                        ------------         ------------         ------------
Net cash provided by financing activities                                     63,851               50,000           35,868,712
                                                                        ------------         ------------         ------------
Net (decrease) increase in cash and cash equivalents                          (2,635)            (265,189)                 240
Cash and cash equivalents at beginning of period                               2,875              292,095                    -
                                                                        ------------         ------------         ------------
Cash and cash equivalents at end of period                              $        240         $     26,906         $        240
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

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements
------   --------------------

Note 1.       Basis of Presentation
              ---------------------

     The accompanying unaudited consolidated financial statements include the Company's 58.45% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The Company has received a commitment from some of its Officers to loan the Company funds during 2004 which management believes should be sufficient to fund the Company's operations through December 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $67,000 through November 10, 2004. There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time. The Company may have to suspend or cease operations and may have to wind up the Company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional financing.

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


Lease Taking Case (Lease 224-B)
-------------------------------

     Defendants filed a Motion for Summary Judgment in this proceeding and argument on that motion was heard on November 10, 2004, in the Circuit Court, Second Judicial Circuit, in and for Leon County. There was no decision announced as the Judge has taken the matter under advisement.

Note 4.       Loss per share
              --------------

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

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1        Financial Statements
------        --------------------

Summary of Options Outstanding at September 30, 2004
----------------------------------------------------

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

Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, there would have been no change to the Company's net loss for the nine months ended September 30, 2004 and 2003.

                     COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 2        Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------

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

ITEM 2        Management's Discussion and Analysis of Financial Condition and
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

     At September 30, 2004, Coastal Caribbean had approximately $240 of cash and cash equivalents available. In addition, the Company has received a commitment from some of its Officers to loan the Company funds during 2004 which management believes should be sufficient to fund the Company's operations through December 2004, provided that payments to the Company's litigation counsel and to the Company's salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $67,000 through November 10, 2004. There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time.

     Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At September 30, 2004, the amount of salaries and fees being deferred totaled approximately $1,471,619. The Company's annual rental payments on its Florida leases of approximately $59,000 are not due until November 30, 2004. No amounts have been accrued related to these leases in the current year. The Company may have to suspend or cease operations and may have to wind up the company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional funds for operations.

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


ITEM 2        Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operation (Cont'd)
              -----------------------------

Results of Operations
---------------------

Three months ended September 30, 2004 vs. September 30, 2003
------------------------------------------------------------

     The Company incurred a loss of $152,000 for the 2004 quarter, compared to a loss of $265,000 for the comparable 2003 quarter.

     Interest income and other income decreased 100% from $103 in the 2003 quarter to $1 in the 2004 quarter because of the decrease in the amount of funds available to invest.

     Legal fees and costs increased 5% to $87,000 for the 2004 quarter, compared to $82,000 in the prior period. Legal fees and costs increased in 2004 compared with 2003 due to the hiring of a special consultant to help advise the Company related to its lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A.

     Administrative expenses decreased 70% during the 2004 period to $35,000 compared to $117,000 in the 2003 period. Accounting and administrative expenses decreased from $16,000 in the 2003 period to $8,000 in the 2004 period. In addition, Directors' and Officers' liability insurance decreased from $28,000 in 2003 to $8,000 in the 2004 quarter.

     Salaries increased 45% in the 2004 quarter to $25,000 compared to $17,000 in the 2003.

     Shareholder communications decreased 33% to $6,000 during the 2004 period compared to $9,000 in the 2003 period.

     Exploration costs decreased 100% to $-0- during the 2004 period compared to $40,000 in the 2003 period as the Company has not made any lease payments in the current year and these lease payments are not due until November 30, 2004.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Nine months ended September 30, 2004 vs. September 30, 2003
-----------------------------------------------------------

     The Company incurred a loss of $515,000 for the nine months ended September 30, 2004, compared to a loss of $811,000 for the comparable 2003 period.

     Interest income and other income decreased 100% from $640 in the 2003 period to $1 in the 2004 period because of the decrease in the amount of funds available to invest.

     Legal fees and costs decreased 5% to $249,000 for the 2004 period, compared to $263,000 in the 2003 period. Legal fees and costs decreased in 2004 compared with 2003 due to the minimal activity during the first and third quarters of 2004 related to Coastal Petroleum Company's lawsuit against the State of Florida seeking compensation for the State's taking of its property rights to explore for oil and gas within its state Lease 224-A. This was partially offset by an increase in activity during the second quarter of 2004 related to the filing of Petition for Writ of Certiorari with the United States Supreme Court for this case.

     Administrative expenses decreased 58% during the 2004 period to $173,000 compared to $408,000 in the 2003 period. Accounting and administrative expenses decreased from $53,000 in the 2003 period to $26,000 in the 2004 period. In addition, Directors' and Officers' liability insurance decreased from $80,500 in 2003 to $62,000 in the 2004 period.

     Salaries decreased 6% in the 2004 period to $74,000 compared to $79,000 in the 2003 period.

     Shareholder communications decreased 13% to $19,000 during the 2004 period compared to $21,000 in the 2003 period.

     Exploration costs decreased 100% to $-0- during the 2004 period compared to $40,000 in the 2003 period as the Company has not made any lease payments in the current year and these lease payments are not due until November 30, 2004.

                    COASTAL CARIBBEAN OILS & MINERALS, LTD.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 3        Quantitative and Qualitative Disclosure About Market Risk
------        ---------------------------------------------------------

     The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2004.


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

                               September 30, 2004

ITEM 5-   Other Information
------    -----------------

     On April 7, 2004, Coastal filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the final judgment of the trial court as affirmed by the appellate court, finding no taking of Coastal's property. On June 15, 2004, Coastal issued a press release announcing the United States Supreme Court denied the Company's Petition for Writ of Certiorari. The Company continues to evaluate its options.

     Director Graham B. Collis and Director John D. Monroe resigned effective July 28, 2004. Neither director resigned because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Former Director Graham B. Collis has agreed to serve as the resident representative of the Company in Bermuda in order to meet the requirements of registration under Bermuda law.

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

                               September 30, 2004




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

                               September 30, 2004



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




                                       COASTAL CARIBBEAN OILS & MINERALS, LTD.
                                       ---------------------------------------
                                                     Registrant




Date:  November 17, 2004               By  /s/ Phillip W. Ware
                                           -------------------------------------
                                                Phillip W. Ware
                                                Chief Executive Officer,
                                                President and Treasurer




                                       By  /s/ Kenneth M. Cornell
                                           -------------------------------------
                                               Kenneth M. Cornell
                                               Chief Financial Officer
                                               and Principal Financial Officer