Form 10-K
period 2004-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-06-03
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   001-04668

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	NONE

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Clarendon House
Church Street
Hamilton, Bermuda	HM 11

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(850) 421-2024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

☒  Yes       ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes       ☒ No

          The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,074,073 (U.S.) at April 1, 2005.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

          Common stock, par value $.12 per share, 46,211,604 shares outstanding as of May 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

All monetary figures set forth are expressed in United States currency.

PART I

RISK FACTORS

          An investment in the Company’s common stock involves a high degree of risk.  You should carefully consider the following risk factors and other information in this Form 10-K and the documents incorporated by reference in evaluating the Company.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

          After years of litigation against the State of Florida (the “State”) in an effort to secure drilling permits to use its Leases or to secure compensation for the taking of those Leases, the Company, along with its majority owned subsidiary Coastal Petroleum Company and royalty holders, has entered into an agreement (the Agreement) with the State through which the Company will surrender the Leases and the Company will receive compensation from the State.  Recent court decisions against the Company and its subsidiary and the State’s continuing anti-drilling policies have made it clear that Coastal Petroleum will not be allowed to drill on its Leases and, despite that fact, the courts have not found that the Leases were taken and have not awarded the Company compensation.  The Company has also been unable to raise additional funds to continue operations and has only survived this last year on loans from officers of the Company.  Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,225,000

To the Company and its Subsidiary	8,885,000

To Settlement Consultant	465,000
To Company Creditors (as of April 30, 2005)
CCO	230,000
CPC	2,265,000

Amount to Company and Subsidiary After payment to Creditors	$5,925,000

The other shareholders of Coastal Petroleum have agreed to sell their shares back to Coastal Petroleum for a total of $801,923.03 out of the remaining funds in the subsidiary.  Coastal will then own 100% of the subsidiary.

RISKS RELATED TO OUR BUSINESS AND THE LITIGATION

          We may be forced to wind up the Company or forced into insolvent liquidation.

          The Company’s current liabilities exceed its current assets.  Certain creditors of the Company have deferred payment of amounts owed to them.  There is no assurance that those creditors will continue to permit the Company to defer payments of amounts owed.

          The Company has limited funds to continue its operations.  In the event the Agreement is not finally consummated and unless the Company is able to raise adequate additional funds to continue its business, the Company may be required to wind up the Company or forced into insolvent liquidation under the laws of Bermuda within the next several months.

We have a history of losses and anticipate further losses, which could cause us to discontinue our business.

          Our business has never had substantial revenues and has operated at a loss in each year since our inception in 1953.  We recorded a loss of $673,000 for the year ended December 31, 2004, a loss of $1,008,000 for the year 2003 and a loss of $2,448,000 for the year 2002.  In the event the Agreement is not finally consummated and if  we continue to sustain losses and are unable to achieve profitability, we may not be able to continue our business and may have to curtail, suspend or cease operations.

Our auditors have expressed the view that our negative working capital, stockholders’ deficit and capital deficiencies raise substantial doubt about our ability to continue as a going concern.

           Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004, indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this prospectus do not include any adjustments to asset values or recorded liability amounts that might be required in the event we are unable to continue as a going concern.  You should also see Note 1 to our financial statements regarding the uncertainty as to our ability to continue as a going concern.

Without additional financing, we only have enough liquid assets on hand to continue to operate the Company for part of the year 2005.

          If the Agreement is consummated, we believe that funds on hand will be sufficient to permit us to continue to operate through 2005.  However, in the event the Agreement is not finally consummated, we may have to suspend or cease operations unless and until we can secure additional financing or privately sell additional shares of our stock.  We currently do not have any commitments for additional financing.  We may be unable to obtain additional financing in the future on acceptable terms or at all.

          We believe that our funds on hand and certain loan committements from our directors will be sufficient to permit us to continue to operate through June of 2005.  After that time, we may have to suspend or cease operations unless and until we can secure additional financing.  In 2004 certain of our directors, officers, legal counsel and administrative consultants agreed to continue deferring the payment of their salaries and fees.  At December 31, 2004, the amount of salaries and fees deferred totaled approximately $1,594,000.  We currently do not have any commitments for additional financing.  We may be unable to obtain additional financing in the future on acceptable terms or at all.

The State of Florida has far greater resources than we do to prosecute the litigation.

          The State of Florida utilizes lawyers from the Florida Attorney General’s Office, the Department of Environmental Protection and at least two private law firms to represent its interests in the litigation still pending.  In the event that the Agreement is not finally consummated and our funds exhausted before the conclusion of the litigation, we may be unable to conclude the litigation and might be required to cease business.

If the amount of money we recover from the State of Florida is inadequate to cover our costs, we may be forced to cease operations.

          The State of Florida utilizes lawyers from the Florida Attorney General’s Office, the Department of Environmental Protection and at least two private law firms to represent its interests in the litigation still pending.  In the event that the agreement is not finally consummated and our funds are exhausted before the conclusion of the litigation, we may be unable to conclude the litigation and might be required to cease business.

Coastal Caribbean is currently a passive foreign investment company, or PFIC, for U. S. Federal income tax purposes, which could result in negative tax consequences to you.

          If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we would be a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes.  For the years 1987 through 2004, Coastal Caribbean’s passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC.  Based upon Coastal Caribbean’s current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2005.  If Coastal Caribbean is a PFIC for any taxable year, then our U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years.  Any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime).  The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period.  To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

          Please see a discussion of these consequences below in Item 5. Market for the Company’s Common Stock and Related Stockholder Matters.  We encourage you to consult with a personal tax advisor for advice relating to the potential adverse tax consequences related to an investment in our common shares.

Our Bye-Laws contain provisions which may limit a shareholder’s efforts to influence our policies and prevent or delay a change in control of our Company.

          Bye-Law 1 provides that any matter to be voted on at any meeting of shareholders must be approved not only by a simple majority of the shares voted at such meeting, but also by a majority of the shareholders present in person or by proxy and entitled to vote at the meeting.  This provision may have the effect of making it more difficult to take corporate action than customary “one share one vote” provisions, because it may not be possible to obtain the necessary majority of both votes.  As a consequence, Bye-Law 1 may make it more difficult that a takeover of the company will be consummated, which could prevent the company’s shareholders from receiving a premium for their shares.  In addition, an owner of a substantial number of shares of our common stock may be unable to influence our policies and operations through the shareholder voting process (e.g., to elect directors).

          Our Bye-Laws also require the approval of 75% of the voting shareholders and of the voting shares for the consummation of any business combination (such as a merger, amalgamation or acquisition proposal) involving our company.  This higher vote requirement may deter business combination proposals which shareholders may consider favorable.

We are unable to pay dividends.

          We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future.  We plan to retain any future earnings to reduce our deficit accumulated during the development stage of $40,124,000 at December 31, 2004 and to finance our operations.

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

          Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions. In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with.

We face strong competition from larger oil and gas companies that may impair our ability to carry on operations.

          We plan to operate in the highly competitive areas of oil and gas exploration, development and production. We might not be able to compete with, or enter into cooperative relationships with, our potential competitors, which include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers. If we were unable to establish and maintain competitiveness, our business would be threatened.

          Many of our competitors possess greater financial, technical and other resources than we do. Factors which affect our ability to successfully compete in the marketplace include:

•	the financial resources of our competitors;

•	the availability of alternate fuel sources; and

•	the costs related to the extraction and transportation of oil and gas.

Cautionary Statement About Forward-Looking Statements

          In this Form 10-K and the documents that we incorporate by reference, we make statements that relate to our future plans, objectives, expectations and intentions that involve risks and uncertainties.  We have based these statements on our current expectations and projections about future events.  These statements may be identified by the use of words such as “expect,” “anticipate,” “intend,” “plan,” “believe” and “estimate” and similar expressions.  Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

          Forward-looking statements necessarily involve risks and uncertainties.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section above and elsewhere in this Form 10-K.  The factors set forth in the Risk Factors section and other cautionary statements made in this Form 10-K should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Form 10-K.

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

Item 1.     Business

(a)      General Development of Business.

          Coastal Caribbean Oils & Minerals, Ltd.  (Company or Coastal Caribbean), a Bermuda corporation, has been engaged, through its majority owned subsidiary, Coastal Petroleum Company (Coastal Petroleum), in the exploration for oil and gas reserves.  At December 31, 2004, Coastal Caribbean’s principal asset was its 58.84% interest in its subsidiary Coastal Petroleum.  Coastal Petroleum’s principal assets are its nonproducing oil, gas and mineral leases and royalty interests in the State of Florida.  Coastal Petroleum is the lessee under State of Florida leases relating to the exploration for and production of oil, gas and minerals on approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers.  The leases provide for a working interest in approximately 1,250,000 acres and a royalty interest in approximately 2,450,000 acres covered by the leases.

          Coastal Petroleum has made no commercial discoveries on its leaseholds and for more than 15 years, the State has prevented Coastal from using its leases.  Since the late 1980’s the State has used laws, policies and permit denials to prevent and prohibit drilling and production of oil and gas offshore Florida and to deny Coastal the use of its leases.  The Company has vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them.  During 2004, the Company continued its legal battle by asking the United States Supreme Court to hear its case.  However, on June 14, 2004, the United States Supreme Court denied the Writ of Certiorari and no further appeal of that claim can be taken.  See Item 3. “Legal Proceedings”.

          After the United States Supreme Court refused to hear the case and the Company’s legal options were limited, the State of Florida contacted the Company regarding a possible buyback of the Company’s leases.  With limited financial resources to continue the legal fight, which was constrained by the recent court decisions, the Company continued discussions with the State and ultimately, on June 1, 2005 entered an agreement to surrender the leases back to the State of Florida in exchange for compensation as set out below.  The Agreement will allow the Company to end all of its current litigation and will provide it the capital to move forward with drilling opportunities in other locations.  The Agreement is contingent upon approval of funding by the State, and the Company and other parties to the Agreement providing releases and certain other documents to the State.

          A condition of the Agreement is that Coastal Petroleum and the royalty holders be joined in one agreement.  Under the Agreement, the State will repurchase Coastal Petroleum’s Leases and the royalties held by various individuals and Coastal Caribbean, for a total of $12.5 million.  The parties will also sign mutual releases and will dismiss pending actions against each other.  The money received from the State will be divided between the parties in interest.  Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,225,000

To the Company and its Subsidiary	8,885,000

To Settlement Consultant	465,000
To Company Creditors (as of April 30, 2005)
CCO	230,000
CPC	2,265,000

Amount to Company and Subsidiary After payment to Creditors	$5,925,000

The other shareholders of Coastal Petroleum have agreed to sell their shares back to Coastal Petroleum for a total of $801,923.03 out of the remaining funds in the subsidiary.  This would leave Coastal Caribbean, which has 46,211,604 shares outstanding, owning 100% of Coastal Petroleum Company.  A copy of the Agreement is attached hereto as Exhibit 10.(h).

          The Florida Legislature addressed the funding of this Agreement by the State in the recent legislative session which began in March of this year.  The Governor and Cabinet, sitting as the Board of Trustees of the Internal Improvement Trust Fund, approved the Agreement on June 1, 2005.  Upon approval of the Legislative Budget Commission, the Company expects to receive the funds after July 1 of this year.  The date of closing will also be determined by the time it takes for the parties to collect and exchange with the State the releases and other documents set out in the Agreement.  The Company will continue to develop plans for its continued operations.

          In recent years the Company has described the valuable prospects that, based upon expert advice, management believes lie offshore Florida on the Company’s leases.  However, without a permit to drill those prospects, their value can never be realized.  For years the Company litigated against the State of Florida and provided it with every piece of information it requested, in an effort to obtain a permit to drill.  That process for a single location took years and cost the Company more than $1 million.  The end result was that the State denied the permit based upon a balancing process that gave greater weight to its anti-offshore drilling policy and the environment than to rights of the Company.  That process and decision was affirmed on appeal, but the court decision left open the possibility that the State would have to pay compensation for its denial of the use of the leases.  The Company filed a claim for compensation for the denial of the use of its lease, but the trial court found that the State did not have to pay compensation, based, in part, upon the nature of the Company’s lease interest.  The State has filed motions seeking to extend the Court’s reasoning to the entirety of Coastal’s leases.

          In light of the recent decisions, the high cost and futility of pursuing another permit and the Company’s financial condition, management believes that every stone has been turned in efforts to drill on its leases and that the Agreement is in the best interest of the Company and its shareholders.  Recent efforts to raise funds have not been successful.  The Company has been sustained on loans from officers and grace from some of its creditors.  The position of the State of Florida regarding offshore drilling and the enormous cost and toll of litigation required to overcome that position to be able to drill on the leases has discouraged interest in the leases by other operating oil and gas companies.  In the past, major oil companies have encountered similar problems and have been unable to explore or develop their leases offshore Florida.  As described in this document, a potential option for the Company is dissolution which would take place under Bermuda laws.  Based upon advice regarding Bermuda insolvency law, such an insolvency process would have a less favorable result for the Company and shareholders than would the Agreement.

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

                         Coastal Petroleum caused oil and gas exploration to take place on its leases prior to the beginning of litigation in 1968 but has conducted more limited exploration since that time.  Coastal Petroleum believes all drilling and exploration obligations imposed by its leases have been satisfied to date.  No commercial oil or gas discoveries have been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production.  See Item 2. “Properties.”

(i)	Principal Products.

Not applicable.

(ii)	Status of Product or Segment.

Not applicable.

(iii)	Raw Materials.

Not applicable.

(iv)	Patents, Licenses, Franchises and Concessions Held.
See Item 2. “Properties.”

          The acreage covered by Coastal Petroleum’s leases is located for the most part along offshore areas on the Gulf Coast of Florida and in submerged and unsubmerged lands under certain bays, inlets, riverbeds and lakes, of which Lake Okeechobee is the largest.  Coastal Petroleum historically made an annual lease payment of $59,247 to the State of Florida.  These lease payments were not made during 2004, pending the outcome of the Agreement with the State of Florida.

See Item 1(a) General Development of Business above for a more complete discussion of the Agreement with the State.

(v)	Seasonality of Business.

The Company’s business is not seasonal.

(vi)	Working Capital Items.

          The Company has substantially no current assets and a working capital deficit of approximately $2.4 million at December 31, 2004.  See Item 8. “Financial Statements and Supplementary Data.”

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

          The operations of Coastal Caribbean and its right to obtain interests in and hold properties or to do business may be affected to an unpredictable extent by limitations imposed by the laws and regulations which are now in effect or which may be adopted by the jurisdictions in which the Company carries on its business.  Further measures that have been or might be imposed include increased bond requirements, conservation, proration, curtailment, cessation or other forms of limiting or controlling production of hydrocarbons or minerals, as well as price controls or rationing or other similar restrictions.  In particular, environmental control and energy conservation laws and regulations adopted by federal, state and local authorities may have to be complied with.

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

                               All of the Company’s assets are located in the United States.  See Item 1(a) “General Development of Business.”

                               Since the Company is a development stage company, the balance of the information required under this paragraph is not applicable to the Company.  See Item 8.  “Financial Statements and Supplementary Data.”

(2)	Risks Attendant to Foreign Operations.

Not applicable.

(3)	Data which are not Indicative of Current or Future Operations.

Not applicable.

Item 2.     Properties

Properties

          The discussion herein relating to the Company’s properties is qualified in its entirety by the discussion in Item. 3 “Legal Proceedings” relating to the Florida Litigation especially in repect to the Agreement with the State which, if it is finally completed, will result in the Leases discussed below being surrendered to the State of Florida in return for funds that will be used to carry on operations elsewhere.  We have not paid the 2004 annual lease payments, pending the final outcome of the Agreement with the State of Florida.

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

          Under the terms of the 1976 settlement agreement, the two leases (224-A and 224-B) bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area:  (1) The inner area, including rivers, bays, and harbors, extends seaward from the Florida shoreline a distance of 4.36 statute miles (5,280 feet per statute mile) into the Gulf, covers approximately 2.25 million acres, and is  subject to a royalty interest payable to Coastal Petroleum.  This interest is a 6¼% royalty on the wellhead value of all oil and gas, 25 cents per long ton on sulfur, receivable in cash or in kind at Coastal Petroleum’s option, and a 5% royalty on production or the market value of other minerals.  (2) The middle area, three statute miles wide and covering more than 800,000 acres, was released by Coastal Petroleum to the Trustees, and Coastal Petroleum has no further interest in the area.  (3) Coastal Petroleum presently owns a 100% working interest in the outside area, which extends seaward an additional three statute miles and borders federal offshore acreage.  This area, exceeding 800,000 acres, remains subject to royalties payable to the State of Florida of 12½% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals.  The Florida legislature has enacted statutes designed to protect the Big Bend Seagrass Aquatic Preserve, an area covering approximately one quarter of Coastal Petroleum’s working interest area.  However, the legislation and legislative history recognize and preserve Coastal Petroleum’s prior rights as granted by the leases.

          Coastal Petroleum retains a 100% working interest in 450,000-acre Lake Okeechobee which is a part of Lease 248 and which is also subject to royalties payable to the State of Florida of 12½% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals.  Pursuant to its settlement with the State of Florida in 1976, Coastal Petroleum agreed not to conduct exploration, drilling or mining operations on Lake Okeechobee without the prior approval of the State.  As to the balance of this lease, covering approximately 200,000 acres, Coastal Petroleum retains royalty interests of 6¼% on oil, gas and sulfur and 5% on other minerals.

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

          The following charts reflect the acreage and annual rental obligations resulting from the 1976 settlement agreement with the Trustees and the approximate acreage under lease at December 31, 2004:

	Current	Current	Current
	Working	Royalty	Annual
Lease	Interest	Interest	Rental

224-A and 224-B	800,000	2,250,000	$39,261
248	450,000	200,000	19,986

	1,250,000	2,450,000	$59,247

Acreage under lease at December 31, 2004

	Gross Acres (*)		Net Acres (**)

	Undeveloped	Developed	Undeveloped	Developed

Working interest	1,250,000	-0-	1,250,000	-0-
Royalty interest	2,450,000	-0-	153,125	-0-

Total	3,700,000	-0-	1,403,125	-0-

*	A gross acre is an acre in which a working interest is owned.
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

(5)	Undeveloped Acreage.

The Company’s undeveloped acreage as of December 31, 2004 was as follows:

	Gross Acres	Net Acres

Working Interest	1,250,000	1,250,000
Royalty Interest	2,450,000	153,125

Total	3,700,000	1,403,125

(6)	Drilling Activity.

None

(7)	Present Activities.

None

(8)	Delivery Commitments.

None

Royalties and Other Interests

          In addition to royalties payable to the State of Florida as set forth above, Coastal Petroleum’s leases are subject to several royalties and other interests.  The leases are presently subject to overriding royalties aggregating 1/16 as to oil, gas and sulphur and 13/600ths as to minerals other than oil, gas and sulphur.

          We also have granted to certain officers, directors, counsel and consultants of Coastal Petroleum and Coastal Caribbean the right to receive a percentage of the net recoveries from the Florida Litigation.  The costs and fees for the years involved in the Florida litigation exceed the amount of the funds Coastal Petroleum will receive under the Agreement with the State.  Therefore, if the Agreement is finally consummated, there is no net recovery and no contingency fees due under the contingent interests granted to officers, directors and counsel.  See Item 3. “Legal Proceedings” and Item 13. “Certain Relationships and Related Transactions.”

Mineral Rights

          Coastal Petroleum’s Leases 224-A, 224-B and 248 were determined by a Florida State court in 1960 to cover not only oil, gas and sulphur, but also all other minerals. Subsequent litigation has held that these other minerals do not embrace certain deposits of shell accumulated on water bottoms which had not yet become mineral, and that Lake Hancock is not within the area covered by Lease 224-B.  Under the 1976 settlement agreement with the State of Florida, Coastal Petroleum retains a 5% royalty with respect to mineral production.  However, it cannot conduct mining operations in 450,000-acre Lake Okeechobee without the prior approval of the State of Florida.Although Coastal Petroleum had conducted limited mineral exploration activities on its leases, the courts during the 1980’s limited its rights to mine minerals. Coastal Petroleum has no independent knowledge of commercial deposits on its leases.  If the Agreement with the State becomes final, as described in Item 1(a) General Development of Business above, these rights will be surrendered to the State of Florida in exchange for compensation.

Item 3.          Legal Proceedings

Agreement with the State of Florida

          For years Coastal Petroleum has litigated against the State in an effort to secure drilling permits and drill for oil off the coast of Florida.  The State has denied Coastal Petroleum permission to drill on its Leases, a decision that has been upheld by a Florida court.  Florida courts have also denied Coastal Petroleum compensation for a taking of the Leases.  Since that time, efforts to secure funding to continue operations have not been successful.  Furthermore, the longstanding State policy against any drilling for oil or gas offshore of Florida remains in place with no indication that it will change.  In fact, the policy reflects the Florida Statutes which ban drilling for oil and gas in Florida state waters.  Given the policy and court decisions, any additional attempt by Coastal Petroleum to secure a permit to drill its Leases is seen by Management as futile.

          After the United States Supreme Court refused to hear Coastal Petroleum’s taking case in 2004 and the Company’s legal options were limited, the State of Florida contacted Coastal Petroleum regarding a possible buyback of its leases.  With limited financial resources to continue a legal fight which was further frustrated with recent court decisions, Coastal Petroleum continued discussions with the State and ultimately, on June 1, 2005 was joined by Coastal Caribbean in accepting an offer by the State of Florida to repurchase Coastal Petroleum’s Florida Leases.  The Company will receive $5.9 million after payment to all creditors.    The Agreement will allow the Company to end all of its litigation, including the State’s action for costs against the Company arising from the inverse condemnation trial on Lease 224-A, and will provide it the capital to move forward with drilling opportunities in other locations.  The Agreement is conditioned upon approval of funding by the State, and the Company and other parties to the Agreement providing certain documents to the State as outlined above in Item 1(a) General Development of Business.  Since the finalization of the Agreement has not yet occurred and is contingent, the following descriptions remain applicable until such finalization does occur.

Florida Litigation

          Coastal Petroleum has been involved in various lawsuits for many years.  Coastal Petroleum’s recent litigation has involved one basic claim: whether the State’s offshore drilling policy and its denial of a permit constitute a taking of Coastal Petroleum’s property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

Drilling Permit Litigation - Lease Taking Case (Lease 224-A)

          Since 1992, Coastal Petroleum has sought a permit from the Florida Department of Environmental Protection (the “DEP”) to drill an exploratory oil and gas well off Apalachicola, Florida.  The permit has been repeatedly denied leaving Coastal without a permit and the alternative of seeking compensation for the taking of its lease.

          During the past year, Coastal Petroleum continued its legal battle in an attempt to obtain compensation for the taking of its lease.  Previously, the trial court ruled that the State’s denial of a permit to drill on Lease 224-A did not constitute an unlawful taking of Coastal Petroleum’s property and that decision was affirmed by the Florida First District Court of Appeal.  On April 8, 2004, Coastal Petroleum filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trial court as affirmed by the appellate court.  The State’s Answer Brief and Coastal’s subsequent Reply Brief were filed by May 21, 2004.  On June 14, 2004, the United States Supreme Court denied the Writ of Certiorari, leaving no further avenue of appeal for this claim.

          Meanwhile, after the trial in 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs.  Coastal Petroleum has filed objections and responses to the State’s motion, objecting to the costs and requesting an evidentiary hearing.  On April 9, 2003, the State agreed not to pursue its motion until after conclusion of the appeal in this case and the motion has not been set for hearing.  Under the Agreement with the State, this claim would be dismissed.

Ancillary Matters to Lease Taking Case (Lease 224-A)

          In 2001, certain holders of royalties, which aggregate approximately 4%, were allowed to intervene on a limited basis in the Lease 224-A takings lawsuit.  Counsel for the appealing royalty holders advised Coastal Petroleum that the royalty holders’ position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation.  Coastal Petroleum informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum was not making any claim in the litigation on behalf of any interest the royalty holders may have.

Other Permit Applications

          In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313).  The DEP requested additional data for these applications and as of June 1, 2005, Coastal Petroleum had not yet submitted the requested data.  Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.  Upon the finalization of the Agreement with the State, these permits will be withdrawn.

Coastal Caribbean Royalty Litigation

          The offshore areas covered by Coastal Petroleum’s original leases (prior to the 1976 settlement agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean.  In 1994, several of those third parties, including Coastal Caribbean, which has approximately a 12% interest in any recovery for the royalty, instituted a separate lawsuit against the State of Florida.  In that lawsuit the royalty holders claim their interests have been confiscated as a result of the State’s actions discussed above and that they are entitled to compensation for that taking.  The royalty holders were not parties to the 1976 settlement agreement, and the royalty holders contend that the terms of the settlement agreement do not protect the State from taking claims by those royalty holders.  The case is still pending in the 2nd Judicial Circuit in Tallahassee, Leon County, Florida.  Discovery is proceeding and the State has filed a motion for summary judgment.  A hearing on the motion originally set for April 26, 2005 was cancelled in light of the pending Agreement with the State described above.  Any recovery made in the royalty holders’ lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.  Upon the finalization of the Agreement with the State, this lawsuit will be dismissed by Coastal Caribbean and the other royalty holders.

Lease Taking Case (Lease 224-B)

          In Coastal Petroleum’s case in the Leon County Circuit Court, Florida seeking compensation for the State of Florida’s alleged taking of its property rights to explore for oil and gas within its State Lease 224-B remains pending.  During the past year the State filed a motion for summary judgment in this case seeking to end this case.  Coastal filed a response and the motion was argued in the Second Judicial Circuit Court for Leon County, Florida on November 10, 2004.  The judge did not rule at the hearing, but took the matter under advisement for further consideration.  To date there has been no ruling in the case.  The judge may grant summary judgment, deny it or partially grant it.  A grant of summary judgment on part or all of the case would be a decision by the court on those issues leaving Coastal the option of an appeal to try to have the summary judgment reversed and those matters considered after the trial court receives evidence on those issues.  If summary judgment is denied, the case will proceed through discovery and on to trial.  Upon the finalization of the Agreement with the State, this lawsuit will be dismissed by the Company.

Counsel

          The Tampa, Florida law firm of Gaylord Merlin Ludovici Diaz & Bain was Coastal Petroleum’s principal trial counsel in Coastal Petroleum’s inverse condemnation claim against the State of Florida in Florida Circuit Court (Lease 224-A). Mr. Cary Gaylord was the lead attorney for Gaylord Merlin. Mr. Gaylord has extensive experience in eminent domain and property rights matters.  He is a 1969 graduate of the United States Military Academy and a 1974 graduate of the University of Florida Law School.

                In addition, Mr. Robert J. Angerer of the law firm of Angerer & Angerer of Tallahassee, Florida assisted Gaylord Merlin in the litigation.  Mr. Angerer, age 58, is a 1969 graduate of the University of Michigan and received his law degree with high honors from Florida State University in 1974.  Mr. Angerer was elected a member of the Board of Directors of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003.  Angerer & Angerer is the principal counsel in Coastal Petroleum’s inverse condemnation claim regarding Lease 224-B.

Contingency Fees

          In 1990, Coastal Petroleum considered that the following firms or individuals were important to the success of the litigation against the State of Florida and agreed to pay them an aggregate of 7.9% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation:

Holder	Relationship to Coastal Petroleum at Date of Grant	Net Recovery Percentage

Reasoner, Davis & Fox	Special Counsel	2.00
Robert J. Angerer	Litigation Counsel	1.50
Benjamin W. Heath	Chairman of the Board	1.25
Phillip W. Ware	President	1.25
Murtha Cullina LLP	Securities Counsel to Coastal Caribbean	1.00
James R. Joyce	Assistant Treasurer	.30
Arthur B. O’Donnell	Vice President/Treasurer	.30
James J. Gaughran	Secretary	.30

Total		7.9

          In 2004, a contingency fee in favor of Ausley & McMullen, P.A. originally granted in 1996 expired.

          The costs and fees for the years involved in the Florida litigation exceed the amount of the funds Coastal Petroleum will receive under the Agreement with the State.  Therefore, if the Agreement is finallly consummated, there is no net recovery and no contingency fees due under the contingent interests granted as discussed above.

          In addition, Coastal Petroleum has agreed to pay Gaylord Merlin a contingent fee in connection with compensation awarded to Coastal Petroleum for the taking of Lease 224-A, Lease 224-B and Lease 248.  Gaylord Merlin has agreed to accept payment of its current accumulated fees and expenses, $783,423, and release any claim to a contingency fee in light of the Agreement with the State.

          As part of the process undertaken in arriving at an agreement with the State to repurchase Coastal Petroleum’s Leases, an agreement was entered between the Company and John Aurell authorizing Mr. Aurell to represent the Company as a settlement consultant in discussions with the State.  Under the agreement with Mr. Aurell, he will be paid $465,000 if the Agreement with the State is finalized as it is currently structured.

Uncertainty/ No Assurances

          The Agreement with the State is conditioned upon approval of the funding and submission of documents.  If the Agreement does not proceed to finalization, Coastal Petroleum and/or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims.  In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal

Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final.  In the unlikely event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and may not lead to production of any oil or gas in commercial quantities.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issurer Purchases of Equity Securities

(a)	Market Information.

          The principal market for the Company’s common stock is in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. under the symbol COCBE.OB.  The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

          On February 13, 2003, Coastal Caribbean’ shares of common stock were delisted from trading on the Boston Stock Exchange because the Company’s shareholders’ equity was less than the $1,000,000 minimum amount required by the Exchange.

2003	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.25	.16	.51	.45
Low	.10	.09	.16	.05

2004	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.09	.27	.26	.15
Low	.05	.06	.10	.05

(b)	Holders.

The approximate number of record holders of the Company’s common stock at May 31, 2005 was 8,200.

(c)	Dividends.

          The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future.  The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $40,124,000 at December 31, 2004 and to finance its operations.

The Company’s Memorandum of Association and Bye-laws do not permit the Company to repurchase or redeem shares of its common stock.

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

          Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2004.  Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually.  Based upon Coastal Caribbean’s current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2005.

          If Coastal Caribbean is classified as a PFIC with respect to a U.S. holder any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime).  The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period.  To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.  The interest charge would generally be calculated as if the distribution or gain had been recognized ratably over the U.S. holder’s holding period (for PFIC purposes) for the shares.  To the extent an amount is allocated to the year of the disposition or distribution, or to a year before the first year in which the corporation qualified as a PFIC, the amount so allocated is included as additional gross income for the year of the disposition or distribution.   A U.S. holder also would be required to make an annual return on IRS Form 8621 that describes any distributions received with respect to our shares and any gain realized on the sale or other disposition of our shares.

          As an alternative to taxation under the interest charge regime, a U.S. holder generally can elect, subject to certain limitations, to annually take into gross income the appreciation or depreciation in our common shares’ value during the tax year (mark-to-market election). If a U.S. holder makes the mark-to-market election, the U.S. holder will not be subject to the above-described rule.   Instead, if a U.S. holder makes the mark-to-market election, the U.S. holder recognizes each year an amount equal to the difference as of the close of the taxable year between the U.S. holder’s fair market value of the common shares and the adjusted basis in the common shares. Losses would be allowed only to the extent of net gain previously included by the U.S. holder under the mark-to-market election for prior taxable years. Amounts included in or deducted from income under the mark-to-market election and actual gains and losses realized upon the sale or disposition of the common shares, subject to certain limitations, will be treated as ordinary gains or losses.   If the mark-to-market election is made for a year other than the first year in the U.S. holder’s holding period in which the corporation was a PFIC, the first year’s mark-to-market inclusion, if any, is taxed as if it were a distribution subject to the interest charge regime discussed above.

          Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean’s undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal

Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2004.  If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made.  Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized.  Once this election is made, the holder will be subject only to the QEF regime.

          Recent Sales of Unregistered Securities

          None

          Purchases of Equity Securities by th Isuer and Affiliated Purchasers

          None

Item 6.	Selected Consolidated Financial Information

          The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the five years in the period ended December 31, 2004 has been extracted from the Company’s consolidated financial statements.

	Years ended December 31,

	2004	2003	2002	2001	2000

Net loss	$(673)	$(1,008)	$(2,448)	$(6,585)	$(1,386)

Net loss per share (basic and diluted)	(.01)	(.02)	(.05)	(.15)	(.03)

Cash and cash equivalents and marketable securities	-	3	292	609	2,959

Unproved oil, gas and, mineral properties (full cost method)	-	-	-	-	4,145

Total assets	17	91	707	1,077	7,497

Shareholders’ (deficit) equity:
Common stock	5,545	5,545	5,545	5,216	5,216
Capital in excess of par value	32,138	32,138	32,068	31,498	31,498
Deficit accumulated during the development stage	(40,124)	(39,451)	(38,443)	(35,996)	(29,410)

Total shareholders’ (deficit) equity	(2,441)	(1,768)	(830)	718	7,304

Common stock shares outstanding (weighted average)	44,212	44,212	44,734	43,468	40,844

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. For a discussion of certain risk factors affecting the Company, please see “Risk Factors” above.

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

          During the year 2001, the Company concluded that its leases had been taken and its property interests were impaired by the actions taken by the State of Florida and therefore, had recorded an impairment charge to reflect the write off of the costs of unproved oil, gas and minerals properties.  See Note 4. Litigation.  All costs incurred since 2001 in connection with the Company’s Florida leases have been expensed as incurred.

(1)	Liquidity and Capital Resources

          Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward looking statements.  The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among the risks and uncertainties are:

1.	the uncertainty of any decision favorable to Coastal Petroleum in its litigation against the State of Florida;

2.	the substantial cost of continuing the litigation;

3.	the successful consummation of the Agreement between the Company and the State to surrender the leases in exchange for compensation.

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

          If the Agreement with the State, as described in Item 1(a) General Development of Business, is finalized, the Company will have sufficient funds to pay bills as they come due and to continue operations.  Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,225,000

To the Company and its Subsidiary	8,885,000

To Settlement Consultant	465,000
To Company Creditors (as of April 30, 2005)
CCO	230,000
CPC	2,265,000

Amount to Company and Subsidiary After payment to Creditors	$5,925,000

The other shareholders of Coastal Petroleum have agreed to sell their shares back to Coastal Petroleum for a total of $801,923.03 out of the remaining funds in the subsidiary.  Coastal will then own 100% of the subsidiary.

          Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities which may result from the outcome of these uncertainties.

Liquidity

          The Company currently has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage.   We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken.  The cost of that litigation has been substantial, which requires the Company to continually obtain additional capital.

          At December 31, 2004, Coastal Caribbean had no cash available.  The Company has received a commitment from some of its Officers to loan the Company funds during 2005 which management believes should be sufficient to fund the Company’s operations through June 2005, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred.  These loans totaled approximately $80,000 through December 31, 2004. There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time.

          Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees.  At December 31, 2004, the amount of salaries and fees being deferred totaled approximately $1,590,000.  The payment due dates for the Company’s annual rental payments on its Florida leases of approximately $59,000 have been extended during the time the State and Coastal have been in discussions and they are currently not due.   No amounts have been accrued related to these leases in the current year.  The Company may have to suspend or cease operations and may have to wind up the company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional funds for operations.

          Coastal Caribbean and Coastal Petroleum have attempted to raise funds from the other shareholders of Coastal Petroleum and from others.  Since March 2003, Management has been unsuccessful at raising additional funds.

          These situations raise substantial doubt about the Company’s ability to continue as a going concern.  However, if the Agreement with the State, as described in Item 1(a) General Development of Business, is finalized, the Company will have sufficient funds to pay bills as they come due and to continue operations.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

(2)	Results of Operations

          The Company, a development stage enterprise, has never had substantial revenues and has operated at a loss each year since its inception in 1953.  During the three years ended December 31, 2004, the Company spent approximately $2,219,000 on legal expenses primarily for the lawsuits against the State of Florida relating to drilling permits and royalty interests.

2004 vs. 2003

          The Company incurred a loss of $673,000 for the year 2004, compared to a loss of $1,008,000 for the year 2003.

          Interest income and other income decreased 100% in 2004 to $-0- from $1,000 in 2003 because less funds were available for investment.

          Legal fees and costs decreased 4% in 2004 to $327,000 from $342,000 in 2003. Legal fees and costs decreased in 2004 as compared with 2003 due to a reduction in expenditures for legal fees and geological experts related to Company’s lawsuit against the State of Florida seeking compensation for the State’s alleged taking of its property rights to explore for oil and gas within its state Lease 224-A.

          Administrative expenses decreased 55% in 2004 to $208,000 from $458,000 in 2003 primarily because of a reduction in Accounting and administrative expenses and other corporate expenses.

          Salaries expense decreased 5% in 2004 to $113,000 from $119,000 in 2003 due to the reduction in personnel from two individuals to one for the entire year.

          Shareholder communications decreased 19% in 2004 from $25,000 compared to $31,000 in 2003. These costs remain low because there was no annual meeting of shareholders held in 2004 or 2003.

          Write off of unproved properties decreased 100% in 2004 from $-0- compared to $59,000 in 2003 as the Company has continued to conclude that the value of its leases had been taken and its property interests had been impaired by actions taken by the State of Florida.  All costs incurred in 2003 in connection with the Company’s Florida leases have been expensed as incurred.  No amounts were paid in 2004 for these leases as the payment dates have been extended during discussion with the State of Florida.

2003 vs. 2002

          The Company incurred a loss of $1,008,000 for the year 2003, compared to a loss of $2,488,000 for the year 2002.

          Interest income and other income decreased 86% from $7,000 in 2002 to $1,000 in 2003 because less funds were available for investment and in part due to lower interest rates.

          Legal fees and costs decreased 78% to $342,000 for 2003 from $1,549,000 in 2002.  Legal fees and costs decreased in 2003 as compared with 2002 due to a reduction in expenditures for legal fees and fees paid to geological experts related to the trial of the Company’s lawsuit against the State of Florida seeking compensation for the State’s alleged taking of its property rights to explore for oil and gas within its state Lease 224-A.

          Administrative expenses decreased 31% in 2003 to $458,000 from $662,000 in 2002 primarily because of a reduction in the cost of liability insurance and a reduction in  Accounting and Administrative costs resulting from the closing of the Company’s New Jersey office in 2003.

          Salaries decreased 22% in 2003 to $119,000 from $152,000 in 2002 as the Company reduced its staff from two to one employee.

          Shareholder communications costs decreased to $31,000 in 2003 compared to $32,000 in 2002. These costs remain low because there was no annual meeting of shareholders held in 2003 or 2002.

          Write off of unproved properties totaled $59,000 in 2003 and 2002.  All costs incurred in 2003 and 2002 in connection with the Company’s Florida leases have been and all future costs will be expensed as incurred.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities.  At December 31, 2004, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $179, the fair value was $179 and the face value was $179.  Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated statements of operations, cash flows, and common stock and capital in excess of par value of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Coastal Caribbean Oils & Minerals, Ltd. for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company has a working capital deficiency, has incurred recurring losses and has a deficit accumulated during the development stage. In addition, the Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company’s ability to commence development activities on its unproved oil and gas properties or obtain compensation for certain property rights it believes have been confiscated. These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Ernst & Young LLP
February 12, 2003
Stamford, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
Coastal Caribbean Oils & Minerals, Ltd.:

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value for the years ended December 31, 2004 and 2003 and for the period from January 31, 1953 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. as of December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the year ended December 31, 2004 and 2003 and for the period from January 31, 1953 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company had a working capital deficiency, has incurred recurring losses and has a deficit accumulated during the development stage.  In addition, the Company has been and continues to be involved in several legal proceedings against the State of Florida which have limited the Company’s ability to commence development activities on its unproved oil or gas properties or obtain compensation for certain property rights it believes have been confiscated.  These situations raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications or liabilities that may result from the outcome of these uncertainties.

/s/ James Moore & Co., P.L.
March 17, 2005, except for Note 10,
as to which the date is May 16, 2005
Gainesville, Florida

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$179	$2,875
Prepaid expenses and other	16,322	87,947

Total current assets	16,501	90,822

Contingent litigation claim (Note 4)	-	-

Total assets	$16,501	$90,822

Liabilities and Shareholders’(Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$863,127	$805,110
Amounts due to related parties	1,594,369	1,053,800

Total current liabilities	2,457,496	1,858,910

Minority interests	-	-

Shareholders’ (deficit) equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604 shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811

	37,683,203	37,683,203
Deficit accumulated during the development stage	(40,124,198)	(39,451,291)

Total shareholders’ (deficit) equity	(2,440,995)	(1,768,088)

Total liabilities and shareholders’ (deficit) equity	$16,501	$90,822

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years ended December 31			For the period from Jan. 31, 1953 (inception) to

	2004	2003	2002	Dec. 31, 2004

Interest and other income	$1	$658	$7,357	$3,877,571

Expenses:
Legal fees and costs	327,091	342,451	1,549,178	16,899,679
Administrative expenses	208,414	457,649	662,390	9,735,693
Salaries	112,838	118,745	151,800	3,755,811
Shareholder communications	24,565	30,746	32,286	3,973,092
Write off of unproved properties	-	59,247	59,247	5,560,494
Exploration costs	-	-	-	247,465
Lawsuit judgments	-	-	-	1,941,916
Minority interests	-	-	-	(632,974)
Other	-	-	-	364,865
Contractual services	-	-	-	2,155,728

	672,908	1,008,838	2,454,901	44,001,769

Net loss	$(672,907)	$(1,008,180)	$(2,447,544)

Deficit accumulated during the development stage				$(40,124,198)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.02)	$(.05)

Weighted average number of shares outstanding (basic and diluted)	46,211,604	46,211,604	44,734,456

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years ended December 31,			For the period from Jan. 31, 1953 (inception) To

	2004	2003	2002	Dec. 31, 2004

Operating activities:
Net loss	$(672,907)	$(1,008,180)	$(2,447,544)	$(40,124,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	-	-	(632,974)
Write off of unproved properties	-	59,247	59,247	5,619,741
Common stock issued for services	-	-	-	119,500
Compensation recognized for stock option grant	-	-	-	75,000
Recoveries from previously written off properties	-	-	-	252,173
Net change in:
Prepaid expenses and other	71,625	326,752	(52,500)	(16,323)
Accrued liabilities	518,296	322,208	1,178,082	2,377,208
Other assets	-	-	90,391,	-

Net cash used in operating activities	(82,986)	(299,973)	(1,172,324)	(32,329,874)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	-	(59,247)	(59,247)	(3,740,182)
Proceeds from relinquishment of surface rights	-	-	-	246,733
Notes receivable	-	-	15,000	-
Purchase of fixed assets	-	-	-	(61,649)

Net cash provided by (used in) investing activities	-	(59,247)	(44,247)	(3,555,098)

Financing activities:
Loans from Officers	80,290	-	-	80,290
Sale of common stock, net of expenses	-	-	899,642	30,380,612
Shares issued upon exercise of options	-	-	-	884,249
Sale of shares by subsidiary	-	70,000	-	820,000
Sale of subsidiary shares	-	-	-	3,720,000

Net cash provided by financing activities	80,290	70,000	899,642	35,885,151

Net increase (decrease) in cash and cash equivalents	(2,696)	(289,220)	(316,929)	179
Cash and cash equivalents at beginning of period	2,875	292,095	609,024	-

Cash and cash equivalents at end of period	$179	$2,875	$292,095	$179

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2004

	Number of Shares	Common Stock	Capital in Excess of Par Value

Shares issued for net assets and unrecovered costs at inception	5,790,210	$579,021	$1,542,868
Sales of common stock	26,829,486	3,224,014	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	799,760
Market value ($2.375 per share) of shares issued in 1953 to acquire an investment	54,538	5,454	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th overriding royalty (sold in prior year) in nonproducing leases of Coastal Petroleum	84,210	8,421	-
Market value of shares issued for services rendered during the period 1954-1966	95,188	9,673	109,827
Net transfers to restate the par value of common stock outstanding in 1962 and 1970 to $0.12 per share	-	117,314	(117,314)
Increase in Company’s investment (equity) due to capital transactions of Coastal Petroleum in 1976	-	-	117,025

Balance at December 31, 1990	33,363,632	4,003,636	19,395,084
Sale of subsidiary shares	-	-	300,000

Balance at December 31, 1991	33,363,632	4,003,636	19,695,084
Sale of subsidiary shares	-	-	390,000

Balance at December 31, 1992	33,363,632	4,003,636	20,085,084
Sale of subsidiary shares	-	-	1,080,000

Balance at December 31, 1993	33,363,632	4,003,636	21,165,084
Sale of subsidiary shares	-	-	630,000

Balance at December 31, 1994	33,363,632	4,003,636	21,795,084
Sale of subsidiary shares	-	-	600,000

Balance at December 31, 1995	33,363,632	4,003,636	22,395,084
Sale of common stock	6,672,726	800,727	5,555,599
Sale of subsidiary shares	-	-	480,000
Exercise of stock options	10,000	1,200	12,300

Balance at December 31, 1996	40,046,358	4,805,563	28,442,983
Sale of subsidiary shares	-	-	240,000
Exercise of stock options	10,000	1,200	10,050

Balance at December 31, 1997, 1998 and 1999	40,056,358	4,806,763	28,693,033
Sale of common stock	3,411,971	409,436	2,729,329
Compensation recognized for stock option grant	-	-	75,000

Balance at December 31, 2000 and 2001	43,468,329	5,216,199	31,497,362
Sale of common stock	2,743,275	329,193	570,449

Balance as of December 31, 2002	46,211,604	5,545,392	32,067,811

Sale of subsidiary shares	-	-	70,000
Balance as of December 31, 2003 and 2004	46,211,604	$5,545,392	$32,137,811

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

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

Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The outcome of the litigation and the ability to develop the Company’s oil and gas properties will have a significant effect on the Company’s financial position and results of operations. Actual results could differ from those estimates.

Unproved Oil, Gas and Mineral Properties

          The Company follows the full cost method of accounting for its oil and gas properties.  All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

1.        Summary of significant accounting policies (Cont’d)

          The Company’s properties are undeveloped and nonproducing and the subject of litigation. Prior to 2001, capitalized costs were not being amortized.  Since 2001, all costs associated with oil and gas properties are deemed impaired and have been expensed.  See Notes 3 and 4.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

1.       Summary of significant accounting policies (Cont’d)

Stock Options

          The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, “Accounting for  Stock-Based Compensation -- Transition and Disclosure”, which amends SFAS No. 123,  “Accounting for Stock-Based Compensation”..  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123.

          At December 31, 2004, the Company maintains one stock-based employee compensation plan (see note 6, Stock Option Plan). The Company accounts for the employee stock compensation plan in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation expense is reflected in net loss as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementaion dates subsequent to the Company’s year end.  Management does not believe that any of these new standards will have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

          The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage.   We have been and continue to be involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken.  The cost of that litigation has been substantial, which has required the Company to continually obtain additional capital.

The Company is currently in discussions with the State of Florida regarding a final settlement of all litigation.  See Note 10.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

1.        Summary of significant accounting policies (Cont’d)

          The Company has received a commitment from some of its Officers to loan the Company funds during 2005 which management believes should be sufficient to fund the Company’s operations through June 2005, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred.  These loans totaled approximately $80,000 through December 31, 2004.  There can be no assurances that management will continue to make loans to the Company or that these loans will allow the Company to continue operations for any significant length of time.  The Company may have to suspend or cease operations and may have to wind up the Company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional financing.

          These situations raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

2.       Coastal Petroleum Company – Minority Interests

          In 1992, Coastal Caribbean granted Lykes Minerals Corp. (Lykes), a wholly owned subsidiary of Lykes Bros. Inc., an option to acquire 78 shares of Coastal Petroleum at $40,000 per share.  Lykes exercised all of its options to purchase Coastal Petroleum shares at a total cost of $3,120,000 and as of December 31, 2004 and 2003, held 26.35% Coastal Petroleum, respectively.  See Note 10.

          The Lykes agreement provides that Lykes is entitled to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors.  If fully exercised, that entitlement would leave Lykes with about 15% of Coastal Caribbean’s outstanding shares.  Lykes also has the right to exchange Coastal Petroleum shares for overriding royalty

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

2.       Coastal Petroleum Company – Minority Interests (Cont.)

interests in Coastal Petroleum’s properties.  If Lykes were to exchange its 26.35% interest in Coastal Petroleum for a royalty interest, its overriding royalty interest in Coastal Petroleum’s working-interest acreage would be 3.3%.

          Coastal Petroleum shares were owned as follows:

	December 31,		December 31,
	2004		2003

	Shares	%	Shares	%

Coastal Caribbean	173	58.45	173	58.45
Lykes	78	26.35	78	26.35
Others	45	15.20	45	15.20

	296	100.0	296	100.0

          Coastal Caribbean has been funding the Florida litigation of Coastal Petroleum, its majority owned subsidiary and paying its operating expenses. This investment has been eliminated in consolidation, as Coastal Caribbean is required to record 100% of the losses of Coastal Petroleum because the minority interests have been fully liquidated and have no further obligation to fund Coastal Petroleum.

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
December 31, 2004

3.        Unproved Oil, Gas and Mineral Properties (Cont.)

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

          The working interest areas of the three leases are subject to royalties payable to the Trustees of 12½% on oil and gas, $.50 per long ton of sulfur and 10% on other minerals.  The leases are subject to additional overriding royalties which aggregate 1/16th as to oil, gas and sulfur and 13/600ths as to other minerals.

          Since 2001, the Company concluded that its property interests were impaired by the actions taken by the State of Florida and therefore recorded an impairment charge to write off its lease costs.  See Note 4. Litigation.  Although these costs have been written off, the Company still has legal title to the leases.  The Company’s annual rental payments on its Florida leases for 2004 have been extended during settlement discussion with the State of Florida (see Note 10).

4.        Litigation

Potential Settlement Agreement with the State of Florida

          The Company has negotiated a potential settlement Agreement with the State of Florida of all claims (see Note 10).

Florida Litigation

          Coastal Petroleum has been involved in various lawsuits for many years.  Coastal Petroleum’s current litigation now involves one basic claim: whether the State’s offshore drilling policy and its denial of a permit constitute a taking of Coastal Petroleum’s property. In addition, Coastal Caribbean is a party to another action in which Coastal Caribbean claims that certain of its royalty interests have been confiscated by the State.

Drilling Permit Litigation - Lease Taking Case (Lease 224-A)

          Since 1992, Coastal Petroleum has sought a permit from the Florida Department of Environmental Protection (the “DEP”) to drill an exploratory oil and gas well off Apalachicola, Florida.  The permit has been repeatedly denied leaving

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

Coastal without a permit and the alternative of seeking compensation for the taking of its lease.

          During the past year, Coastal Petroleum continued its litigation in an attempt to obtain compensation for the taking of its lease.  Previously, the trial court ruled that the State’s denial of a permit to drill on Lease 224-A did not constitute an unlawful taking of Coastal Petroleum’s property and that decision was affirmed by the Florida First District Court of Appeal.  On April 8, 2004, Coastal Petroleum filed a Petition for Writ of Certiorari with the United States Supreme Court asking the Court to accept jurisdiction to consider the action taken by the trial court as affirmed by the appellate court.  The State’s Answer Brief and Coastal’s subsequent Reply Brief were filed by May 21, 2004.  On June 14, 2004, the United States Supreme Court denied the Writ of Certiorari, leaving no further avenue of appeal for this claim.

          Meanwhile, after the trial in 2002, the State filed a motion for an order by the trial court by which the State seeks to recover $178,315 from Coastal Petroleum, including expert witness fees, deposition costs and copying costs.  Coastal Petroleum has filed objections and responses to the State’s motion, objecting to the costs and requesting an evidentiary hearing.  On April 9, 2003, the State agreed not to pursue its motion until after conclusion of the appeal in this case and the motion has not been set for hearing.

Ancillary Matters to Lease Taking Case (Lease 224-A)

          In 2001, certain holders of royalties, which aggregate approximately 4%, were allowed to intervene on a limited basis in the Lease 224-A takings lawsuit.  Counsel for the appealing royalty holders advised Coastal Petroleum that the royalty holders’ position is that their interest is worth substantially more than 4% of whatever judgment may be awarded to Coastal Petroleum in the litigation and that they intend to make a claim against any recovery Coastal Petroleum may obtain in the litigation.  Coastal Petroleum informed the Circuit Court and counsel for the royalty holders that Coastal Petroleum was not making any claim in the litigation on behalf of any interest the royalty holders may have.

Other Permit Applications

          In order to more fully permit the Apalachicola Reef Play, which includes the St. George Island prospect, on October 29, 1998, Coastal Petroleum filed four additional permit applications (1310-1313).  The DEP requested additional data for these applications and as of June 2, 2005, Coastal Petroleum had not yet submitted the requested data.  Although these applications are still pending, Coastal Petroleum does not believe the DEP will ever grant these permits.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

Coastal Caribbean Royalty Litigation

          The offshore areas covered by Coastal Petroleum’s original leases (prior to the 1976 Settlement Agreement) are subject to certain other royalty interests held by third parties, including Coastal Caribbean.  In 1994, several of those third parties, including Coastal Caribbean, which has approximately a 12% interest in any recovery for the royalty, instituted a separate lawsuit against the State of Florida.  In that lawsuit the royalty holders claim their interests have been confiscated as a result of the State’s actions discussed above and that they are entitled to compensation for that taking.  The royalty holders were not parties to the 1976 Settlement Agreement, and the royalty holders contend that the terms of the Settlement Agreement do not protect the State from taking claims by those royalty holders.  The case is still pending in the 2nd Judicial Circuit in Tallahassee, Leon County, Florida.  Discovery is proceeding and the State has filed a motion for summary judgment.  Any recovery made in the royalty holders’ lawsuit would be shared among the various plaintiffs in that lawsuit, including Coastal Caribbean, but not Coastal Petroleum.

Lease Taking Case (Lease 224-B)

          In Coastal Petroleum’s case in the Leon County Circuit Court, Florida seeking compensation for the State of Florida’s alleged taking of its property rights to explore for oil and gas within its State Lease 224-B remains pending.  During the past year the State filed a motion for summary judgment in this case seeking to end this case.  Coastal filed a response and the motion was argued in the Second Judicial Circuit Court for Leon County, Florida on November 10, 2004.  The judge did not rule at the hearing, but took the matter under advisement for further consideration.  To date there has been no ruling in the case.  The judge may grant summary judgment, deny it or partially grant it.  A grant of summary judgment on part or all of the case would be a decision by the court on those issues leaving Coastal the option of an appeal to try to have the summary judgment reversed and those matters considered after the trial court receives evidence on those issues.  If summary judgment is denied, the case will proceed through discovery and on to trial.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

Contingency Fees

          In 1990, Coastal Petroleum agreed to pay an aggregate of 7.9% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation to the following:

Holder	Relationship to Coastal Petroleum at Date of Grant	Net Recovery Percentage

Reasoner, Davis & Fox	Special Counsel	2.00
Robert J. Angerer	Litigation Counsel	1.50
Benjamin W. Heath	Chairman of the Board	1.25
Phillip W. Ware	President	1.25
Murtha Cullina LLP	Securities Counsel to	1.00
	Coastal Caribbean
James R. Joyce	Assistant Treasurer	.30
Arthur B. O’Donnell	Vice President/Treasurer	.30
James J. Gaughran	Secretary	.30

Total		7.9

          In 2004, a contingency fee of 0.75% in favor of Ausley & McMullen, P.A. originally granted in 1996 expired.

          Under the Agreement, no contingency fees are due as described above as the past costs and fees for the Florida Litigation exceed the amount of funds the Company will receive under the Agreement.

          As part of the process undertaken in arriving at an agreement with the State to repurchase Coastal Petroleum’s Leases, an agreement was entered between the Company and John Aurell authorizing Mr. Aurell to represent the Company in discussions with the State.  Under the agreement with Mr. Aurell, he will be paid $465,000 if the agreement with the State is finalized as it is currently structured (See Note 10)

Uncertainty/ No Assurances

          The Agreement with the State is conditioned upon approval of the funding and submission of documents.  If the Agreement is not finalized, Coastal Petroleum and/or Coastal Caribbean may not prevail on any of the issues set forth above and may not recover compensation for any of their claims.  In addition, even if Coastal Petroleum were to prevail on any or all of the issues to be decided, Coastal Caribbean or Coastal Petroleum may not have sufficient financial resources to survive until such decisions become final.  In the unlikely event that the State of Florida were to grant a permit to drill any wells for which applications have been filed, the wells drilled may not be successful and may not lead to production of any oil or gas in commercial quantities.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

5.        Common Stock

          The Company’s Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

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

          There was no activity in Common Stock during 2004.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

5.          Common Stock (Cont.)

The following represents shares issued upon sales of common stock:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value

1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	-	-	(52,618)
1976	-	-	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	-	-	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449

	39,657,458	$4,763,370	$25,674,221

     The following represents shares issued upon exercise of stock options:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value

1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050

	530,000	$62,139	$822,110

          Coastal Caribbean has reserved 7,800,000 shares which may be issued in exchange for Coastal Petroleum shares, as described in Note 2.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

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

          During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company’s common stock. The following table summarizes stock option activity:

Options outstanding	Number of Shares	Exercise Price ($)

Outstanding and exercisable at December 31, 2002	925,000	.91 –2.625
Expired	(225,000)	1.13-2.625

Outstanding and exercisable at December 31, 2003 and 2004	700,000	.91

Available for grant at December 31, 2004	75,000

Summary of Options Outstanding at December 31, 2004

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)

Granted 2000	700,000	Mar. 22, 2010	.91

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

7.         Income taxes

          Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda.  The Company’s subsidiary, Coastal Petroleum, has U.S. net operating loss carry forwards for federal and state income tax purposes, which may be used to reduce its taxable income, if any, during future years which aggregated approximately $10,700,000 at December 31, 2004 ($11,400,000 at December 31, 2003) and expire in varying amounts from 2004 through 2024 as follows: $550,000 in 2005, $418,000 in 2006, $549,000 in 2007, $480,000 in 2009, $571,000 in 2010, $955,000 in 2011, $1,281,000  in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023 and $51,000 in 2024.  For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.  Significant components of the Company’s deferred tax assets were as follows:

	2004	2003

Net operating losses	$4,024,000	$4,284,000
Accruals to related parties	268,000	123,000
Write off of unproved properties	1,831,000	1,831,000

Total deferred tax assets	6,123,000	6,238,000
Valuation allowance	(6,123,000)	(6,238,000)

Net deferred tax assets	$-	$-

8.        Related party transactions:

          Loans

          During 2004 and 2003, Robert Angerer Sr. and Phillip Ware loaned the Company a total of $89,000 and $17,000 and were owed $106,000 and $17,000 at December 31, 2004 and 2003, respectively.

          Legal Services

          The Company was billed annually $288,000, in fees by Angerer & Angerer during 2004, 2003, and 2002. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. At December 31, 2004, fees of $129,000, $268,000 and $597,000 remain unpaid to G&OD, Murtha Cullina LLP and Angerer & Angerer, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

8.       Related party transactions (Cont.)

          The Company was billed approximately $43,500, and $232,000 in fees by the law firm of Murtha Cullina LLP during 2003, and 2002, respectively. There were no fees billed in 2004. Mr. Timothy L. Largay, a partner of the firm of Murtha Cullina LLP, was a director and Vice President of the Company from January 15, 2001 until his resignation on October 7, 2002.

          Accounting & Administrative Services

          G&O’D INC provided accounting and administrative services, office facilities and support staff to the Company until December 2002.  G&O’D INC is owned by Mr. James R. Joyce, who was the Treasurer and Assistant Secretary, until his retirement in December 2002.  During 2002, G&O’D billed fees of $178,000.  Subsequent to this time, Mr. Daniel Sharp provided accounting and administrative services to the Company until June 24, 2003. Effective June 24, 2003, Mr. Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company. Kenneth Michael Cornell of Cornell & Associates, Inc. is the Chief Financial Officer of the Company.  During 2003 Mr. Sharp and Mr. Cornell billed fees of $34,000 and $16,000, respectively.  During 2004, Mr. Cornell billed fees of $18,000.

          Amounts Due to Related Parties

          The Company had the following balances due at December 31:

	2004	2003

G&O’D	129,000	129,000
Murtha Cullina	268,000	268,000
Angerer & Angerer	597,000	315,000
Officer Loans	106,000	17,000
Other	494,000	325,000

Due to Related Parties	1,594,000	1,054,000

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

9.        Selected quarterly financial data (unaudited)

          The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2004 and 2003:

2004	QTR 1	QTR 2	QTR 3	QTR 4

	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(192)	(171)	(152)	(158)

Net loss	(192)	(171)	(152)	(158)

Per share (basic & diluted)	(.004)	(.004)	(.003)	(.003)

Weighted average number of shares outstanding	46,212	46,212	46,212	46,212

2003	QTR 1	QTR 2	QTR 3	QTR 4

	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(329)	(217)	(265)	(197)

Net loss	(329)	(217)	(265)	(197)

Per share (basic & diluted)	(.005)	(.005)	(.005)	(.005)

Weighted average number of shares outstanding	46,212	46,212	46,212	46,212

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

10.          Subsequent Events

                    The Company and the State of Florida have agreed to a final settlement of all claims and rights between the parties including the Company, its subsidiary Coastal Petroleum, and royalty holders that have intervened in Coastal Petroleum’s recent litigation and includes the cancellation of all property lease rights for a lump sum payment by the State of $12.5 million.

                    The royalty holders who intervened in the Coastal Petroleum litigation would receive $2.225 million for their interests, and Lykes Minerals Corp. would tender its Coastal Petroleum common shares and transfer any interest in the Leases to Coastal Petroleum for $1.39 million.  Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,225,000

To the Company and its Subsidiary	8,885,000

To Settlement Consultant	465,000
To Company Creditors (as of April 30, 2005)
CCO	230,000
CPC	2,265,000

Amount to Company and Subsidiary After payment to Creditors	$5,925,000

          The other shareholders of Coastal Petroleum have agreed to sell their shares back to Coastal Petroleum for a total of $801,923.03 out of the remaining funds in the subsidiary.  Coastal Caribbean would own 100% of Coastal Petroleum Company.

          There would be no contingency fees due as described in Note 4 as the past costs and fees for the Florida Litigation exceed the amount of funds the Company will receive under the Agreement.

          The Florida Legislature addressed the funding of this settlement Agreement in its recent legislative session which began in March of this year.  Upon approval of the Legislative Budget Commission and the Governor and Cabinet sitting as the Board of Trustees of the Internal Improvement Trust Fund, the Company expects to receive the funds after July 1 of this year.  The payment of funds is contingent upon the exchange of proper releases and other documents from all parties as set out in the Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

          On May 28, 2003, Ernst & Young LLP (“Ernst & Young”) resigned as Coastal Caribbean Oils & Minerals, Ltd.’s (the “Company”) independent public accountants. Ernst & Young’s decision to resign was not recommended or approved by the Company’s Board of Directors or any committee thereof.

          Ernst & Young’s report on the Company’s consolidated financial statements for the Company’s fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

          During the fiscal year ended December 31, 2002 and through May 28, 2003, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of the Regulation S-K.

          The Company provided Ernst & Young with a copy of the foregoing disclosures.

New Independent Accountants

          In June, 2003 the Company retained James Moore & Co., P.L. as its independent public accountants.

Item 9A.	Controls and Procedures

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

          Directors

          As of December 31, 2004, the board of directors included two members, one of whom, Mr. Ware, also serve as an executive officer.  The board is divided into two classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office.  In as much as no annual meeting of the shareholders has been held since 2001, no directors have been elected since that time.

Name	Position	Biographical Information

Class 2002

Robert J. Angerer	Director Vice President

Mr. Robert J. Angerer, Sr. was appointed as a director of Coastal Caribbean and Coastal Petroleum on January 30, 2003 to fill a vacancy left by the retirement of Benjamin Heath.  He is a principal in the law firm of Angerer & Angerer, Tallahassee, Florida.  He has been litigation counsel to Coastal Petroleum for more than twenty-five years. Age fifty-eight

Phillip W. Ware	Director President Treasurer	Mr. Ware, a geologist, has been President and a director of Coastal Petroleum since 1985. Mr. Ware has also been a director of Coastal Caribbean since 1985. Age fifty-three.
Class 2003

None

          Executive Officers

          Philip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003. Effective June 24, 2003, Daniel W. Sharp resigned as Treasurer, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary of the Company. Kenneth Michael Cornell of Cornell & Associates, Inc. has become the Chief Financial Officer and Principal Accounting Officer of the Company, effective June 24, 2003.  Mr. Cornell, age 36, is a Certified Public Accountant who has served businesses in various financial and accounting capacities during the past seven years.

          All of the officers of Coastal Caribbean are elected annually by the board and report directly to it.

          Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum.  $69,000 and $92,000 of Mr. Ware’s compensation for his services has been deferred during 2003 and 2004, respectively.  Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.  The other executive officers devote a small percentage of their professional time as officers on behalf of the companies.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section  16(a) of the  Securities  Exchange  Act of 1934  requires  the Company’s executive  officers,  directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (the “SEC”). Such  persons are required  by  the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its copies of forms received by it, or written representations from certain reporting  persons that no Form 5’s were required for those persons, the Company believes that during the just completed fiscal year, its executive officers, directors, and greater than 10% beneficial owners compiled with all applicable filing requirements.

Item 11.	Executive Compensation

          The following table sets forth certain summary information concerning the compensation of the Company’s two most highly-paid executive officers (the “Named Executive Officers”).  No other executive officer earned compensation in excess of $100,000 during the year 2004.

Summary Compensation Table
Name and Principal Position	Annual Compensation		Long Term Compensation Award Securities Underlying Options/SARs (#)	All Other Compensation ($)
	Year	Salary(1) ($)
Benjamin W. Heath, President and Chief Executive Officer	2003 2002	6,666 40,000	- -	- 18,075 (2)
Phillip W. Ware, Vice President	2004 2003 2002	92,000 92,000 92,000	- - 100,000	- - 13,800 (3)

(1)  Mr. Heath was only paid $3,333 of his salary during 2002, and none in 2003. Mr. Ware was only paid $23,000 of his salary during 2003 and none in 2004.
(2)  Reimbursement for office expenses $12,075 (of which $10,025 has been deferred), and payments to a SEP-IRA pension plan $6,000 in 2002 (all of which has been deferred.
(3)  Payment to SEP-IRA pension plan (all of which has been deferred in 2002).

          Mr. Sharp was paid an hourly fee for his services to the Company and was paid $34,000 in fees during 2003.

          Mr. Cornell is paid an hourly fee for his services to the Company and was paid $16,000 and $18,000 in fees during 2003 and 2004, respectively.

Compensation of Directors

          All of our directors except for directors who are also executive officers are entitled to receive annual directors’ fees in the amount of $22,500.  For the year 2003 and 2004, all director fees have been deferred.

Stock Options

          No Stock Options were granted during the year ended December 31, 2004.  The following table provides information about unexercised stock options held by the Named Executive Officers at December 31, 2004:

Aggregated Option/SAR Exercises in 2004 and December 31, 2004 Option/SAR Values
	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs (#) at December 31, 2004		Value of Unexercised In-The- Money Options/SARs at December 31, 2004
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Benjamin W. Heath Benjamin W. Heath	-0- -0-	-0- -0-	100,000 45,000	- -	-0- -0-	- -
Phillip W. Ware Phillip W. Ware	-0- -0-	-0- -0-	100,000 72,000	- -	-0- -0-	- -

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2004.

Compensation Committee Interlocks and Insider Participation

          The entire board of directors constitutes the compensation committee. Phillip W. Ware is a director and President of Coastal Caribbean and Coastal Petroleum.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

          The following table provides information as to the number of shares of our stock owned beneficially at December 31, 2004 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Held Directly	Shares Subject to Option	Percent of Class

Lykes Minerals Corp.	-	7,800,000*	14.4**
111 East Madison Street
P.O. Box 1690
Tampa, FL 33601

*	Lykes Minerals Corp. has purchased a total of 78 shares of Coastal Petroleum which are convertible into 7,800,000 of our shares.

**	Assumes all outstanding options held by Lykes Mineral Corp are exercised to acquire our shares.

As of February 1, 2003, Mr. Robert J. Angerer, Sr. owned 2,207,487 shares , or 4.77%, of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 2,206,914 shares, or 4.76%, of our common stock.  Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

Security Ownership of Management

          The following table sets forth information as to the number of shares of the Company’s common stock owned beneficially at March 18, 2005 by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership

Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class

Phillip W. Ware	3,791	172,000	*
Kenneth M. Cornell	0	0	*
Robert J. Angerer, Sr.	2,207,487	0	4.77

Directors and executive officers as a group (a total of 3 persons)	2,211,278	172,000	4.77%

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan as of December 31, 2004.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)	700,000	$1.33	75,000

Total:	700,000	$1.33	75,000

(1)	1995 Stock Option Plan.

          The Company’s 1995Stock Option Plan was adopted by the Board of Directors of the Company in March 1995.  1,000,000 shares of the Company’s common stock were authorized for issuance under the terms of the plan.  Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest, who, in the sole opinion of the Committee of the Board administering the Plan, are responsible for the management and/or growth of all or part of the business of the Company.  The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.

Item 13.	Certain Relationships and Related Transactions

          Angerer & Angerer

          The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to Coastal Petroleum for more than twenty-five years.  Mr. Robert J. Angerer, Sr., a member of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003.  During 2004, Angerer & Angerer billed Coastal Petroleum $288,000 for legal fees.  At December 31, 2004, fees owed by Coastal Petroleum to Angerer & Angerer of $597,000 remain unpaid.

          Robert J. Angerer, Sr.

          Mr. Robert J. Angerer, Sr., a director and Vice President of both Coastal Caribbean and Coastal Petroleum, has loaned the companies funds in the total amount of $106,000 to enable them to continue operating during 2003 and 2004.

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

          In 1990, Coastal Petroleum granted to the following persons the following percentages of any net recovery from execution on or satisfaction of judgment or from settlement of the lawsuit against the State of Florida as follows:

Name	Percent of net recovery	Coastal Petroleum Position

Benjamin W. Heath	1.25	Chairman of Board*
Phillip W. Ware	1.25	President
James R. Joyce	0.30	Treasurer**

(*)	Mr. Heath retired on February 28, 2003.
(**)	Mr. Joyce retired in December 2002.

          The costs and fees for the years involved in the Florida litigation exceed the amount of the funds Coastal Petroleum will receive under the Agreement with the State.Therefore there is no net recovery and no contingency fees due from the contingent interests granted as discussed above. See Item 4 Litigation.

Item 14.	Principal Accountant Fees and Services

          James Moore & Co., P.L. audited the Company’s financial statements for 2004 and 2003. Ernst & Young LLP audited the Company’s financial statements for 2002 and performed the review for the quarter ended March 31, 2003.

Fees related to services performed by James Moore & Co., P.L. and Ernst & Young LLP in 2004 and 2003 were as follows:

	2004	2003

Audit Fees (1)	22,817	16,500
Audit-Related Fees	-0-	-0-
Tax Fees (2)	1,200	750
Total	24,017	17,250

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  The Audit Committee must preapprove audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors.  The Audit Committee for the Company was made up of John D. Monroe and Graham B. Collis.  The Audit Committee preapproved all audit related and non-audit services in 2004 and 2003.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	32

Consolidated balance sheets at December 31, 2004 and 2003	34

Consolidated statements of operations for each of the three years in the period ended December 31, 2004 and for the period from January 31, 1953 (inception) to December 31, 2004.	35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 and for the period from January 31, 1953 (inception) to December 31, 2004.	36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2004	37

Notes to consolidated financial statements.	38-53

(2) Financial Statement Schedules.

                                 All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)	Exhibits.

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

(h) Memorandum of Settlement dated June 1, 2005 between Coastal Petroleum Company, et al. and the State of Florida.

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

99.1

The decision Coastal Petroleum Company v. Florida Wildlife Federation et. al. of the First District Court of Appeal dated October 6, 1999 (St. George Island permit application case), is incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on October 7, 1999 (File Number 001-04668).

99.2

Complaint, filed January 16, 2001 in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, is incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on January 18, 2001 (File Number 001-04668).

99.3

The final judgment in the Leon County Circuit Court, Coastal Petroleum Company, Plaintiff vs. State of Florida, Department of Environmental Protection, and Board of Trustees of the Internal Improvement Fund, Defendants, dated November 15, 2002 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 18, 2002 (File Number 001-04668).

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By	/s/ Phillip W. Ware

Phillip W. Ware, President and Chief Executive Officer

Dated:	June 2, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/ Kenneth M. Cornell

	Phillip W. Ware		Kenneth M. Cornell
	President, Treasurer, Director and		Chief Financial Officer and
	Chief Executive Officer		Chief Accounting Officer

Dated:	June 2, 2005	Dated:	June 2, 2005

By	/s/ Robert J. Angerer

Robert J. Angerer
Director

Dated:	June 2, 2005

INDEX TO EXHIBITS

Exhibit No.

10.(h)	Memorandum of Agreement by and between Coastal Petroleum Company, et al and the State of Florida Dated June 1, 2005.

23.1	Consent of Ernst & Young LLP

23.2	Consent of James Moore & Co., P.L.

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell