Form 10-Q
period 2005-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-07-06
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(850) 653-9165

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

          The number of shares outstanding of the issuer’s single class of common stock as of June 30, 2005 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

MARCH 31, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

		Page

ITEM 1	Financial Statements

	Consolidated balance sheets at March 31, 2005 and December 31, 2004	3

	Consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and for the period from January 31, 1953 (inception) to March 31, 2005	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 and for the period from January 31, 1953 (inception) to March 31, 2005	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	12

ITEM 4	Controls and Procedures	12

PART II - OTHER INFORMATION

ITEM 5	Other Information	13

ITEM 6	Exhibits	14

	Signatures	15

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31,	December 31,

	2005	2004

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$85	$179

Prepaid expenses and other	7,289	16,322

Total current assets	7,374	16,501

Contingent litigation claim (Note 4)	-	-

Total assets	$7,374	$16,501

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued liabilities	$912,931	$863,127
Amounts due to related parties	1,623,424	1,594,369

Total current liabilities	2,536,355	2,457,496

Minority interests	-	-

Shareholders’ (deficit) equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811

	37,683,203	37,683,203
Deficit accumulated during the development stage	(40,212,184)	(40,124,198)

Total shareholders’ (deficit) equity	(2,528,981)	(2,440,995)

Total liabilities and shareholders’ (deficit) equity	$7,374	$16,501

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953 (inception) to March 31,

	Three months ended

	March 31,		2005

	2005	2004

Interest and other income	$0	$0	$3,877,571

Expenses:
Legal fees and costs	9,033	84,389	16,908,711
Administrative expenses	48,133	75,917	9,783,826
Salaries	24,760	24,760	3,780,571
Shareholder communications	6,060	6,565	3,979,152
Write off of unproved properties	-	-	5,560,494
Exploration costs	-	-	247,465
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728

	87,986	191,631	44,089,754

Net loss	$(87,986)	$(191,631)

Deficit accumulated during the development stage			$(40,212,184)

Average number of shares outstanding (basic & diluted)	46,211,604	46,211,604

Net loss per share (basic & diluted)	$(.01)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period from Jan. 31, 1953 (inception) To
	Three months ended March 31,

	2005	2004	March 31, 2005

Operating activities:
Net loss	$(87,986)	$(191,631)	$(40,212,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	-	(632,974)
Write off of unproved properties	-	-	5,619,741
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	9,033	31,410	(7,290)
Accrued liabilities	65,359	141,616	2,442,567

Net cash used in operating activities	(13,594)	(18,605)	(32,343,468)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	-	-	(3,740,182)
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of fixed assets	-	-	(61,649)

Net cash used in investing activities	-	-	(3,555,098)

Financing activities:
Loans from officers	13,500	17,000	93,790
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000

Net cash provided by financing activities	13,500	17,000	35,898,651

Net (decrease) increase in cash and cash equivalents	(94)	(1,605)	85
Cash and cash equivalents at beginning of period	179	2,875	-

Cash and cash equivalents at end of period	$85	$1,270	$85

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

          The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company’s) and its 58.45% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.	Going Concern

          The Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. We have been involved in several legal proceedings against the State of Florida (the State) which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial. The Company entered into a settlement agreement with the State as described in Note 3. Management expects to receive the net proceeds in July 2005 and believes the proceeds to be sufficient to fund the future operations of the Company.

          The Company has received a commitment from some of its Officers to loan the Company funds until the settlement proceeds are received from the State, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $138,000 through June 30, 2005. Should the settlement with the State be unsuccessful, the Company may have to suspend or cease operations and may have to wind up the Company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional capital or financing.

          These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

Note 3.	Litigation

Florida Case

          The Company and the State of Florida (the State) have agreed to a final settlement of all claims and rights between the parties including the Company, its subsidiary Coastal Petroleum, and royalty holders that have intervened in Coastal Petroleum’s recent litigation and includes the cancellation of all property lease rights for a lump sum payment by the State of $12.5 million (the Agreement).

          The royalty holders who intervened in the Coastal Petroleum litigation would receive $2.225 million for their interests, and Lykes Minerals Corp. would tender its Coastal Petroleum common shares and transfer any interest in the Florida leases to Coastal Petroleum for $1.39 million. Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,225,000

To the Company and its Subsidiary	8,885,000

To Settlement Consultant	465,000
To Company Creditors (as of April 30, 2005)
CCO	230,000
CPC	2,265,000

Amount to Company and Subsidiary
After payment to Creditors	$5,925,000

          The other shareholders of Coastal Petroleum have agreed to sell their shares back to Coastal Petroleum for a total of $801,923 out of the remaining funds in the subsidiary. Coastal Caribbean would own 100% of Coastal Petroleum Company.

          The Florida Legislature addressed the funding of this settlement Agreement in its recent legislative session which began in March of this year. Both the Legislative Budget Commission and the Governor and Cabinet sitting as the Board of Trustees of the Internal Improvement Trust Fund have approved the Agreement, and the Company expects to receive the funds after July 1 of this year. The payment of funds is contingent upon the exchange of proper releases and other documents from all parties as set out in the Agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

Lease Taking Case (Lease 224-A)

          There has been no material change in these proceedings during this quarter.

Royalty Taking Case

          There has been no material change in these proceedings during this quarter.

Lease Taking Case (Lease 224-B)

          A case management hearing in this case was held on June 30, 2005, at which time the parties agreed that a stay of the action before the trial court was appropriate pending the consummation of the Agreement. In the event the Agreement is not consummated, the court would continue to consider its ruling on the State’s motion for summary judgment.

Note 4.	Loss per share

          Loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (the Company has continuing losses).

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

Liquidity and Capital Resources

Liquidity

          The Company currently has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage.  We have been involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial. Management expects to receive the net proceeds in July 2005 and believes the proceeds to be sufficient to fund future operations of the Company.

          At March 31, 2005, Coastal Caribbean had no cash available. The Company has received a commitment from some of its Officers to loan the Company funds until the settlement proceeds are received from the State, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $138,000 through June 30, 2005.

          Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At March 31, 2005 the amount of salaries and fees being deferred totaled approximately $1,623,000. The payment due dates for the Company’s annual rental payments on its Florida leases of approximately $59,000 have been extended during the time the State and Coastal have been in discussions and they are currently not due.  No amounts have been accrued related to these leases in the current year. Should the settlement with the State be unsuccessful, the Company may have to suspend or cease operations and may have to wind up the company or be forced into insolvent liquidation under the laws of Bermuda unless and until the Company can secure additional funds for operations.

          These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

Results of Operations

Three months ended March 31, 2005 vs. March 31, 2004

          The Company incurred a loss of $88,000 for the 2005 quarter, compared to a loss of $192,000 for the comparable 2004 quarter.

          Interest income and other income remained flat from $-0- in the 2004 quarter to $-0- in the 2005 quarter because of lack of available funds to invest.

          Legal fees and costs decreased 89% to $9,000 for the 2005 quarter, compared to $84,000 in the prior period. Legal fees and costs decreased in 2005 compared with 2004 due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State’s taking of its property rights to explore for oil and gas within its state Lease 224-A.

          Administrative expenses decreased 37% during the 2005 period to $48,000 compared to $76,000 in the 2004 period. This was primarily related to Directors’ and Officers’ liability insurance which decreased from $27,000 in 2004 to $-0- in the 2005 quarter.

          Salaries remained flat during the 2005 quarter at $25,000.

          Shareholder communications remained flat during the 2005 quarter at $6,000.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

          The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2005.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2005

ITEM 5 -	Other Information

          Coastal Caribbean is currently a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to a shareholder. If, for any taxable year, the Company’s passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2001, Coastal Caribbean’s passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company’s U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company’s common stock, would cause a U.S. holder to become liable for U.S. federal income tax under section 1291 of the Internal Revenue Code (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2005

ITEM 6 -	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2005

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

Registrant

Date: July 5, 2005	By /s/ Phillip W. Ware

Phillip W. Ware
Chief Executive Officer,
President and Treasurer

By /s/ Kenneth M. Cornell

Kenneth M. Cornell
Chief Financial Officer and Principal Financial Officer