Form 10-K/A
period 2004-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-07-27
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission file number 001-04668

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	NONE
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Clarendon House Church Street Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(850) 421-2024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE	NONE

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

          Coastal Caribbean Oils and Minerals, Ltd. (the “Company”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”).  This Amendment No. 1 is being filed solely to amend the language in Item 9A. Controls and Procedures to conform to the requirements of Item 307 of Regulation S-K.  Conforming changes have also been made to Exhibits 31.1 and 31.2 included in the Original Report.  Exhibits 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

Item 9A.	Controls and Procedures

          Phillip W. Ware, the principal executive officer, and Kenneth M. Cornell, the principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) as of the end of the period covered by report and have concluded:

1.  That the Company’s disclosure controls and procedures are effective and adequately designed to ensure that material information relating to the Company, including its consolidated subsidiary, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this annual report is being prepared; and

2  That there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements.

                               The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Auditors	32

Consolidated balance sheets at December 31, 2004 and 2003	34

Consolidated statements of operations for each of the three years in the period ended December 31, 2004 and for the period from January 31, 1953 (inception) to December 31, 2004.	35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 and for the period from January 31, 1953 (inception) to December 31, 2004.	36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2004	37

Notes to consolidated financial statements.	38-53

(2)	Financial Statement Schedules.

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

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 58.45% owned.

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

.
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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By:	/s/ Phillip W. Ware

Phillip W. Ware, President and
Chief Executive Officer

Dated: July 25, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Phillip W. Ware	By: /s/ Kenneth M. Cornell

Phillip W. Ware	Kenneth M. Cornell
President, Treasurer, Director and	Chief Financial Officer and
Chief Executive Officer	Chief Accounting Officer

Dated: July 25, 2005	Dated: July 25, 2005

By: /s/ Robert J. Angerer

Robert J. Angerer
Director

Dated: July 25, 2005

INDEX TO EXHIBITS

Exhibit No.

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell