Form 10-Q/A
period 2005-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-07-27
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A

Explanatory Note:

          Coastal Caribbean Oils and Minerals, Ltd. (the “Company”) is hereby amending its previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Report”).  This Amendment No. 1 is being filed solely to amend the language in Item 4. Controls and Procedures to conform to the requirements of Item 307 of Regulation S-K.  Conforming changes have also been made to Exhibits 31.1 and 31.2 included in the Original Report.  Exhibits 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

ITEM 4     Controls and Procedures

          We, Phillip W. Ware, the principal executive officer and Kenneth M. Cornell, the principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) as of the end of the period covered by this report and have concluded:

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q/A
PART II - OTHER INFORMATION

March 31, 2005

ITEM 6-          Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A

March 31, 2005

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

Registrant

Date: July 25, 2005	By:	/s/ Phillip W. Ware

Phillip W. Ware
Chief Executive Officer,
President and Treasurer

	By:	/s/ Kenneth M. Cornell

Kenneth M. Cornell
Chief Financial Officer
and Principal Financial Officer