Form 10-Q
period 2005-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-08-01
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2005

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

          The number of shares outstanding of the issuer’s single class of common stock as of July 18, 2005 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

JUNE 30, 2005

Table of Contents

		Page

	PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2005 and December 31, 2004	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and for the period from January 31, 1953 (inception) to June 30, 2005	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004 and for the period from January 31, 1953 (inception) to June 30, 2005	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	12

ITEM 4	Controls and Procedures	12

	PART II - OTHER INFORMATION

ITEM 5	Other Information	13

ITEM 6	Exhibits	14

	Signatures	15

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,

	2005	2004

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$90	$179

Prepaid expenses and other	2,264	16,322

Total current assets	2,354	16,501

Contingent litigation claim (Note 4)	—	—

Total assets	$2,354	$16,501

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued liabilities	$891,040	$863,127
Amounts due to related parties	1,706,437	1,594,369

Total current liabilities	2,597,477	2,457,496

Minority interests	—	—

Shareholders’ (deficit) equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811

	37,683,203	37,683,203
Deficit accumulated during the development stage	(40,278,326)	(40,124,198)

Total shareholders’ (deficit) equity	(2,595,123)	(2,440,995)

Total liabilities and shareholders’ (deficit) equity	$2,354	$16,501

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to June 30, 2005

	2005	2004	2005	2004

Interest and other income	$0	$0	$0	$0	$3,877,570

Expenses:
Legal fees and costs	5,024	77,890	14,057	162,279	16,913,737
Administrative expenses	30,358	62,183	78,491	138,100	9,814,184
Salaries	24,759	24,758	49,519	49,518	3,805,330
Shareholder communications	6,000	6,000	12,060	12,565	3,985,152
Write off of unproved properties	—	—	—	—	5,560,494
Exploration costs	—	—	—	—	247,465
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,155,728

	66,141	170,831	154,127	362,462	44,155,896

Net loss	$(66,141)	$(170,831)	$(154,127)	$(362,462)

Deficit accumulated during the development stage					$(40,278,325)

Weighted average number of shares outstanding (basic & diluted)	46,221,604	46,221,604	46,221,604	46,221,604

Net loss per share (basic & diluted)	$(.01)	$(.01)	$(.01)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Six months ended June 30,		For the period from Jan. 31, 1953 (inception) To June 30, 2005

	2005	2004

Operating activities:
Net loss	$(154,127)	$(362,462)	$(40,278,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	—	—	(632,974)
Write off of unproved properties	—	—	5,619,741
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	14,057	62,821	(2,266)
Accrued liabilities	108,481	256,073	2,485,689

Net cash used in operating activities	(31,589)	(43,568)	(32,361,463)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	—	—	(3,740,182)
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of fixed assets	—	—	(61,649)

Net cash used in investing activities	—	—	(3,555,098)

Financing activities:
Loans from officers	31,500	40,942	111,790
Sale of common stock net of expenses	—	—	30,380,612
Shares issued upon exercise of options	—	—	884,249
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	31,500	40,942	35,916,651

Net (decrease) increase in cash and cash equivalents	(89)	(2,626)	90
Cash and cash equivalents at beginning of period	179	2,875	—

Cash and cash equivalents at end of period	$90	$249	$90

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

Note 1. Basis of Presentation

          The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company’s) and its 58.45% owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Going Concern

          As of June 30, 2005, the Company has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. We have been involved in several legal proceedings against the State of Florida (the State) which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial. The Company entered into a settlement agreement with the State as described in Note 3 and has received the net proceeds in July 2005 as described in Note 5. Management believes the proceeds to be sufficient to fund the future operations of the Company.

          The Company plans to become immediately current with all of its present obligations, to acquire the rights to drill and produce low cost, but highly potential oil and gas prospects, and to partner with others in higher cost prospects. As with any prospective oil and gas well drilled, there is no assurance that such wells will produce, but based upon the low cost to drill these wells and the success of wells drilled nearby these properties, Management believes the potential returns justify the wells.

Note 3. Litigation

Florida Case

          In June 2005, the Company and the State of Florida (the State) agreed to a final settlement of all claims and rights between the parties including the Company, its subsidiary Coastal Petroleum, and royalty holders that have intervened in Coastal Petroleum’s recent litigation and includes the cancellation of all property lease rights for a lump sum payment by the State of $12.5 million (the Agreement).

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

          In July 2005, the Company received the net proceeds due it under the Agreement. The royalty holders who intervened in the Coastal Petroleum litigation received $2.54 million for their interests, and Lykes Minerals Corp. tendered its Coastal Petroleum common shares and transferred any interest in the Florida leases to Coastal Petroleum for $1.39 million. Under the Agreement with the State, the Company will receive and distribute the following:

Agreement with the State	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,540,000
Purchase of CPC shares	802,000
To Settlement Consultant	465,000
To Company Creditors	2,431,000

Amount to Company and Subsidiary	$4,872,000

          Coastal Caribbean now owns 100% of Coastal Petroleum Company.

Lease Taking Case (Lease 224-A)

          This proceeding has been dismissed as part of the Agreement with the State.

Royalty Taking Case

          This proceeding has been dismissed as part of the Agreement with the State.

Lease Taking Case (Lease 224-B)

          This proceeding has been dismissed as part of the Agreement with the State.

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

Note 5. Subsequent Events

          On July 21, 2005, the Company announced it had concluded the agreement with the State of Florida surrendering its offshore Florida Leases, ending all litigation with the State of Florida and has, along with Coastal Petroleum, received cash, after payment of all expenses, in the amount of approximately $4.9 million. The conclusion of the agreement results in the Company owning all of the outstanding stock of Coastal Petroleum Company with its tax loss carry forwards estimated to be approximately $14 Million.

          In July 2005, Coastal Petroleum acquired the rights to drill two 6,500 foot wells to test a Mississippian Lodgepole Reef in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill these test wells before the end of October 2005 and has the option to drill for additional prospects in the Valley County area. The Company estimates the cost to drill each of these test wells to be approximately $500,000.

          Also in July 2005, Coastal Petroleum acquired leases to the deeper rights in 25,000 acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill a test well before the end of 2005 and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company plans to partner with other entities to share the cost of the initial 9,700 foot test well at an estimated drilling cost of approximately $600,000.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional financing through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company’s test wells to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in world wide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

Liquidity and Capital Resources

Liquidity

          The Company currently has a working capital deficiency, has a limited amount of cash, has incurred recurring losses and has a deficit accumulated during the development stage. We have been involved in several legal proceedings against the State of Florida which has limited our ability to commence development activities on our unproven oil and gas properties or obtain compensation for certain property rights we believe have been taken. The cost of that litigation has been substantial. The Company entered into a settlement agreement with the State of Florida on June 1, 2005 in order to resolve the disputes regarding the Company’s Florida leases. In July 2005, the Company received the net proceeds due it under the Agreement. Management believes the proceeds to be sufficient to fund the future operations of the Company.

          At June 30, 2005, Coastal Caribbean had no cash available. The Company had a commitment from some of its Officers to loan the Company funds until the settlement proceeds are received from the State, provided that payments to the Company’s litigation counsel and to the Company’s salaried employee are deferred and provided further that payments to other Company counsel are also deferred. These loans totaled approximately $138,000 through June 30, 2005.

Certain directors, officers, legal counsel and administrative consultants have agreed to defer the payment of their salaries and fees. At June 30, 2005 the amount of salaries and fees being deferred totaled approximately $1,706,000. The payment due dates for the Company’s annual rental payments on its Florida leases of approximately $59,000 were extended during the time the State and Coastal have been in discussions and no amounts are due under the settlement. No amounts have been accrued related to these leases in the current year.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Cont’d)

Results of Operations

Three months ended June 30, 2005 vs. June 30, 2004

          The Company incurred a loss of $66,000 for the 2005 quarter, compared to a loss of $171,000 for the comparable 2004 quarter.

          Legal fees and costs decreased 94% to $5,000 for the 2005 quarter, compared to $78,000 in the prior period. Legal fees and costs decreased in 2005 compared with 2004 due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State’s taking of its property rights to explore for oil and gas within its state Lease 224-A.

          Administrative expenses decreased 51% during the 2005 period to $30,000 compared to $62,000 in the 2004 period. This was primarily related to Directors’ and Officers’ liability insurance which decreased from $27,000 in 2004 to $-0- in the 2005 quarter.

          Salaries remained flat during the 2005 quarter at $25,000.

          Shareholder communications remained flat during the 2005 quarter at $6,000.

Six months ended June 30, 2005 vs. June 30, 2004

          The Company incurred a loss of $154,000 for the six months ended June 30, 2005 compared to a loss of $362,000 for the comparable 2004 period.

          Legal fees and costs decreased 91% to $14,000 for the 2005 period, compared to $162,000 in the 2004 period. Legal fees and costs decreased in 2005 compared with 2004 due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company’s lawsuit against the State of Florida seeking compensation for the State’s taking of its property rights to explore for oil and gas within its state Lease 224-A.

          Administrative expenses decreased 43% during the 2005 period to $78,000 compared to $138,000 in the 2004 period. This was primarily related to Directors’ and Officers’ liability insurance which decreased from $54,000 in the 2004 period to $-0- in the 2005 period.

          Salaries remained flat during the 2005 period at $50,000.

          Shareholder communications remained constant at $12,000 during the 2005 period.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

          The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2005.

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

June 30, 2005

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

June 30, 2005

ITEM 6 -	Exhibits

10(i)	Agreement with Oil For America assigning Oil For America’s interest in 25,000 acres of its Slope County North Dakota Assembly acreage to Coastal Petroleum Company

10(j)	Agreement with Oil For America to provide two Lodgepole Reef drilling locations in Valley County, Montana.

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

31.2	Certification pursuant to Rule 13a-14 by Kenneth M. Cornell

32.1	Certification pursuant to Section 906 by Phillip W. Ware

32.2	Certification pursuant to Section 906 by Kenneth M. Cornell

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2005

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: July 29, 2005	By	/s/	Phillip W. Ware

Phillip W. Ware
Chief Executive Officer,
President and Treasurer

	By	/s/	Kenneth M. Cornell

Kenneth M. Cornell
Chief Financial Officer and Principal Financial Officer