Form 10-Q
period 2005-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2005-10-27
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2005

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

(850) 653-2732
(Registrant's telephone number, including area code)

_____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the issuer's single class of common stock as of October 26, 2005 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

SEPTEMBER 30, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at September 30, 2005 and December 31, 2004	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and for the period from January 31, 1953 (inception) to September 30, 2005	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004 and for the period from January 31, 1953 (inception) to September 30, 2005	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	11

ITEM 4	Controls and Procedures	11

	PART II - OTHER INFORMATION

ITEM 5	Other Information	12

ITEM 6	Exhibits	13

	Signatures	14

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,448,354	$179
Prepaid expenses and other	1,884	16,322
Total current assets	4,450,238	16,501

Capitalized exploration costs	143,023	-
Equipment	1,891	-
Certificate of deposit	10,000	-
Total assets	$4,605,152	$16,501

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$39,786	$863,127
Amounts due to related parties	-	1,594,369
Total current liabilities	39,786	2,457,496

Minority interests (Note 3)	-	-

Shareholders' equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,117,837)	(40,124,198)
Total shareholders’ equity (deficit)	4,565,366	(2,440,995)
Total liabilities and shareholders’ (deficit) equity	$4,605,152	$16,501

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

						For the
						period from
						Jan. 31, 1953
	Three months ended September 30,			Nine months ended September 30,		(inception) to September 30,
	2005	2004		2005	2004	2005

Revenues	$-		$-	$-	$-	$-

Expenses:
Legal fees and costs	76,011		86,888	90,068	249,167	16,989,747
Administrative expenses	52,320		34,526	130,811	172,626	9,866,504
Personnel	44,291		24,761	93,810	74,279	3,849,621
Shareholder communications	12,524		6,000	24,584	18,565	3,997,676
Write off of unproved properties	-		-	-	-	5,560,494
Exploration costs	-		-	-	-	247,465
Lawsuit judgments	-		-	-	-	1,941,916
Minority interests	-		-	-	-	(632,974)
Other	-		-	-	-	364,865
Contractual services	-		-	-	-	2,155,728
	185,146		152,175	339,273	514,637	44,341,042

Other income (expense):
Gain on settlement (Note 4)	9,515,900		-	9,515,900	-	9,515,900
Goodwill impairment	(2,191,923)		-	(2,191,923)	-	(2,191,923)
Interest and other income	21,657		1	21,657	1	3,899,228
	7,345,634		-	7,345,634	-	11,223,205

Income taxes	-		-	-	-	-

Net income (loss)	$7,160,488		$(152,174)	$7,006,361	$(514,636)

Deficit accumulated during
the development stage						$(33,117,837)

Weighted average number of shares
outstanding (basic &diluted)	46,221,604		46,221,604	46,221,604	46,221,604

Net loss per share (basic & diluted)	$.15	$	(-)	$.15	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to
	2005	2004	September 30, 2005

Operating activities:
Net income (loss)	$7,006,361	$(514,636)	$(33,117,838)
Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill impairment	2,191,923	-	2,191,923
Gain on settlement	(9,515,900)	-	(9,515,900)
Write off of unproved properties	-	-	5,619,741
Minority interest	-	-	(632,974)
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	14,438	71,625	(1,885)
Accounts payable and accrued liabilities	(2,337,420)	376,525	39,788
Net cash provided by (used in) operating activities	(2,640,598)	(66,486)	(34,970,472)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(143,023)	-	(3,883,205)
Net proceeds from settlement	9,515,900	-	9,515,900
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(10,000)	-	(10,000)
Purchase of minority interest in CPC	(2,191,923)	-	(2,191,923)
Equipment purchases	(1,891)	-	(63,540)
Net cash provided by (used in) investing activities	7,169,063	-	3,613,965

Financing activities:
Loans from officers	31,500	63,851	111,790
Repayment of loans to officers	(111,790)	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Proceeds from exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by (used in) financing activities	(80,290)	63,851	35,804,861

Net increase (decrease) in cash and cash equivalents	4,448,175	(2,635)	4,448,354
Cash and cash equivalents at beginning of period	179	2,875	-
Cash and cash equivalents at end of period	$4,448,354	$240	$4,448,354

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company) and its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Going Concern

As of September 30, 2005, the Company had no revenues, had recurring losses prior to 2005 and has had an accumulated deficit during the development stage.   We, along with various other related parties, recently settled several lawsuits which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1  Financial Statements (Cont’d)

In July 2005, the Company received the net proceeds due it under the Agreement. The royalty holders who intervened in the Coastal Petroleum litigation received $2.54 million for their interests, and Lykes Minerals Corp. tendered its Coastal Petroleum common shares and transferred any interest in the Florida leases to Coastal Petroleum for $1.39 million. Under the Agreement with the State, the Company received settlement proceeds and made distributions as follows:

Gross proceeds	$12,500,000

To Lykes Mineral Corporation	1,390,000
To Outside Royalty Holders	2,540,000
Purchase of other CPC shares	802,000
To Settlement Consultant	465,000
To Company Creditors	2,431,000

Net amount to Company and Subsidiary	$4,872,000

The Company recorded a gain on this settlement of $9,500,000 after deducting all direct settlement costs and costs to cancel various royalty rights related to the Florida leases.

As part of the settlement, the Company acquired all the minority interests in Coastal Petroleum for $2,200,000. As Coastal Petroleum had no tangible or intangible assets at the time the shares were acquired, the full purchase price was assigned to goodwill. The Company reviewed its goodwill related to Coastal Petroleum for impairment and determined the goodwill was fully impaired. Therefore, an impairment charge of $2,200,000 was made during the quarter. Coastal Caribbean now owns 100% of Coastal Petroleum Company.

Lease Taking Case (Lease 224-A)

This proceeding has been dismissed as part of the Agreement with the State.

Royalty Taking Case

This proceeding has been dismissed as part of the Agreement with the State.

Lease Taking Case (Lease 224-B)

This proceeding has been dismissed as part of the Agreement with the State.

Note 4. Income (Loss) Per Share

Income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (for 2005, the fair value of the common stock exceeded the option price at September 30, 2005. For 2004, the Company reported a net loss).

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Cont’d)

Note 5.  Oil & Gas Development Activity

In July 2005, Coastal Petroleum acquired the rights to drill two 6,500 foot wells to test a Mississippian Lodgepole Reef in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill these test wells before the end of January 2006 and has the option to drill for additional prospects in the Valley County area. The Company estimates the cost to drill each of these test wells to be approximately $500,000.

Also in July 2005, Coastal Petroleum acquired leases to the deeper rights in 25,000 acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill a test well before the end of 2005 and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company plans to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which would be approximately $1,200,000.

The Company uses an entity controlled by one of the Company’s Directors to perform geotechnical analysis of potential drilling sites at a cost of $500 per site plus expenses. The Company has paid $36,341 to this entity as of September 30, 2005.

The Company is currently assessing its oil and gas leases and identifying prospective drilling sites.

Note 6.  Stock Options

In July 2005, the Company issued an option to its president to acquire 50,000 shares of the Company’s common stock at a price of $.15 per share under the Company’s stock option plan. The option expires in ten years. The market value of the stock equaled the exercise price on the date of issue, The Company determined the fair value of the stock did not exceed the exercise price on the date of issue.

In July 2005, the Company also issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in ten years. As the market value of the stock equaled the exercise price on the date of issue, the options are noncompensatory, and no expense was recorded for the quarter ending September 30, 2005.

Note 7.  Income Taxes

The Company has a net operating loss carryover of $10,700,000 plus other deferred deductible items of $5,500,000, which offset any taxable income realized in 2005. Therefore, no provision for income taxes has been provided in the accompanying financial statements.

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

Liquidity and Capital Resources

The Company has significantly improved its cash and working capital positions as the result of its settlement with the State of Florida. The Company has $4.45M in cash at September 30, 2005 compared to $90 at June 30, 2005. The Company has paid all its past due accounts and is current with all its vendors and has no loans outstanding.

As of September 30, 2005, the Company had no revenues, had recurring losses prior to 2005 and has had an accumulated deficit during the development stage.   We, along with various other related parties, recently settled several lawsuits which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

The Company has acquired oil and gas leasing rights for 25,000 acres in Slope County North Dakota and for two well sites in Valley County Montana for $100,000 from an entity controlled by one of the Company’s directors. The leases include an option to drill for additional prospects in the Valley County area. The Company has incurred an additional $43,000 in site analysis and other preliminary costs in anticipation of drilling wells. The leases provide for a 25% working interest, and a 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner.. The Company expects its share of the cost to drill the three initial wells to be approximately $1.5 million over the next twelve months.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Three months ended September 30, 2005 vs. September 30, 2004

The Company recorded net income of $7,200,000 for the 2005 quarter, compared to a net loss of $152,000 for the comparable 2004 quarter. The Company’s net income is due to a net gain of $9,500,000 as the result of the settlement of its lawsuits with the State of Florida.

Legal fees and costs decreased 13% to $76,000 for the 2005 quarter, compared to $87,000 for the 2004 quarter. Legal fees and costs decreased due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company’s lawsuit against the State of Florida. Management expects legal fees to increase from recent amounts during the next twelve months as operations and drilling activity increase.

Administrative expenses increased 51% to $52,000 for the 2005 quarter compared to $34,000 for the 2004 quarter. Since the settlement with the State of Florida in June 2005, the Company began exploration activities, which has increased its general and administrative expenses. Management expects this trend of increased administrative expenses to continue during the next twelve months as operations and drilling activity increase.

Personnel expenses increased 79% to $44,000 for the 2005 quarter compared to $25,000 in the 2004 quarter. Management increased its compensation in June 2005 in response to its new operational focus.

Shareholder communications increased 109% to $13,000 for the 2005 quarter compared to $6,000 for the 2004 quarter. This increase is due to operational changes as the result of the settlement with the State of Florida and the beginning of exploration activities. The Company will hold its annual meeting of shareholders in the last quarter of 2005, which will result in a continued increase in shareholder communication expenses for the remainder of 2005.

Goodwill impairment - The Company acquired all the minority interests in Coastal Petroleum Company, which resulted in goodwill of $2,200,000. Management determined the goodwill was impaired and recorded an impairment expense of $2,200,000. There is no additional goodwill recorded on the books of the Company.

Nine months ended September 30, 2005 vs. September 30, 2004

The Company recorded net income of $7,000,000 for the 2005 quarter, compared to a net loss of $515,000 for the comparable 2004 quarter. The Company’s net income is due to a net gain of $9,500,000 as the result of the settlement of its lawsuits with the State of Florida.

Legal fees and costs decreased 64% to $90,000 for the 2005 quarter, compared to $249,000 for the 2004 quarter. Legal fees and costs decreased due to reduction in expenditures for legal fees and experts related to Coastal Petroleum Company’s lawsuit against the State of Florida. Management expects legal fees to increase from recent amounts during the next twelve months as operations and drilling activity increase.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Administrative expenses decreased 24% for the 2005 quarter to $131,000 compared to $173,000 for the 2004 quarter. This decrease is primarily related to directors’ and officers’ liability insurance which decreased from $62,000 in the 2004 period to $-0- in the 2005 period. The Company did experience an increase in its administrative expenses during the quarter ended September 30, 2005 compared to the 2004 quarter. Since the settlement with the State of Florida in June 2005, the Company began exploration activities, which has increased its general and administrative expenses. Management expects its administrative expenses to increase during the next twelve months as operations and drilling activity increase.

Personnel expenses increased 26% to $94,000 for the 2005 quarter compared to $74,000 in the 2004 quarter. Management increased its compensation in June 2005 in response to its new operational focus.

Shareholder communications increased 32% to $25,000 for the 2005 quarter compared to $19,000 for the 2004 quarter. This increase is due to operational changes as the result of the settlement with the State of Florida and the beginning of exploration activities. The Company will hold its annual meeting of shareholders in the last quarter of 2005, which will result in a continued increase in shareholder communication expenses for the remainder of 2005.

Goodwill impairment - The Company acquired all the minority interests in Coastal Petroleum Company, which resulted in goodwill of $2,200,000. Management determined the goodwill was impaired and recorded an impairment expense of $2,200,000. There is no additional goodwill recorded on the books of the Company.

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2005.

ITEM 4  Controls and Procedures

I, Phillip W. Ware, the principal executive officer and the principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) as of the end of the period covered by this report and have concluded:

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2005

ITEM 6 - Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware
32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: October 26, 2005	By:	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer, President and Principal Financial Officer