Form 10-Q/A
period 2005-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2006-02-22
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note:

Coastal Caribbean Oils and Minerals, Ltd. (the “Company”) is hereby amending its previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Original Report”). This Amendment No. 1 is being filed in order to amend the report to reflect the reclassification of certain payments from the settlement with the State of Florida. Upon a more detailed analysis of the settlement by management, the reported gain on the settlement was reduced by $1,390,000. The amount assigned to goodwill and the related impairment expense was also reduced by $1,390,000. We also recorded estimated income tax liability of $35,000, which reduced previously recorded net income. Exhibits 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,448,354	$179
Prepaid expenses and other	1,884	16,322
Total current assets	4,450,238	16,501

Capitalized exploration costs	143,023	—
Equipment	1,891	—
Certificate of deposit	10,000	—

Total assets	$4,605,152	$16,501

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$39,786	$863,127
Income tax expense	35,000	—
Amounts due to related parties	—	1,594,369
Total current liabilities	74,786	2,457,496

Minority interests (Note 3)	—	—

Shareholders' equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,152,837)	(40,124,198)
Total shareholders’ equity (deficit)	4,530,366	(2,440,995)
Total liabilities and shareholders’ (deficit) equity	$4,605,152	$16,501

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

	Three months ended September 30,			Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30,
	2005	2004		2005	2004	2005

Revenues	$—		$—	$—	$—	$—

Expenses:
Legal fees and costs	76,011		86,888	90,068	249,167	16,989,747
Administrative expenses	52,320		34,526	130,811	172,626	9,866,504
Personnel	44,291		24,761	93,810	74,279	3,849,621
Shareholder communications	12,524		6,000	24,584	18,565	3,997,676
Write off of unproved properties	—		—	—	—	5,560,494
Exploration costs	—		—	—	—	247,465
Lawsuit judgments	—		—	—	—	1,941,916
Minority interests	—		—	—	—	(632,974)
Other	—		—	—	—	364,865
Contractual services	—		—	—	—	2,155,728
	185,146		152,175	339,273	514,637	44,341,042

Other income (expense):
Gain on settlement (Note 4)	8,125,900		—	8,125,900	—	8,125,900
Goodwill impairment	(801,923)		—	(801,923)	—	(801,923)
Interest and other income	21,657		1	21,657	1	3,899,228
	7,345,634		—	7,345,634	—	11,223,205

Income expense	35,000		—	35,000	—	35,000

Net income (loss)	$7,125,488		$(152,174)	$6,971,361	$(514,636)

Deficit accumulated during
the development stage						$(33,152,837)

Weighted average number of shares
outstanding (basic & diluted)	46,221,604		46,221,604	46,221,604	46,221,604

Net loss per share (basic & diluted)	$.15	$	(—)	$.15	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30,
	2005	2004	2005
Operating activities:
Net income (loss)	$6,971,361	$(514,636)	$(33,152,837)
Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill impairment	801,923	—	801,923
Gain on settlement	(8,125,900)	—	(8,125,900)
Write off of unproved properties	—	—	5,619,741
Minority interest	—	—	(632,974)
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	14,438	71,625	(1,885)
Accounts payable and accrued liabilities	(2,337,420)	376,525	39,788
Income taxes payable	35,000	—	35,000

Net cash provided by (used in) operating activities	(2,640,598)	(66,486)	(34,970,472)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(143,023)	—	(3,883,205)
Net proceeds from settlement	8,125,900	—	8,125,900
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(10,000)	—	(10,000)
Purchase of minority interest in CPC	(801,923)	—	(801,923)
Equipment purchases	(1,891)	—	(63,540)
Net cash provided by (used in) investing activities	7,169,063	—	3,613,965

Financing activities:
Loans from officers	31,500	63,851	111,790
Repayment of loans to officers	(111,790)	—	(111,790)
Sale of common stock net of expenses	—	—	30,380,612
Proceeds from exercise of options	—	—	884,249
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000
Net cash provided by (used in) financing activities	(80,290)	63,851	35,804,861

Net increase (decrease) in cash and cash equivalents	4,448,175	(2,635)	4,448,354
Cash and cash equivalents at beginning of period	179	2,875	—
Cash and cash equivalents at end of period	$4,448,354	$240	$4,448,354

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
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

Note 2.   Going Concern

As of September 30, 2005, the Company had no revenues, had recurring losses prior to 2005 and has had an accumulated deficit during the development stage.   We, along with various other parties, recently settled several lawsuits which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting oil and gas exploration and development activities on land covered by our subsidiary's leases and by royalties held by the Company and others.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

Note 3.  Litigation

Florida Case

In June 2005, the Company and others agreed to a final settlement of all claims and rights with the State of Florida (the State) for $12.5 million (the Agreement).

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Cont’d)

The State paid out the settlement through an intermediary in July 2005. The total settlement and the amount received by the Company was as follows:

Gross settlement proceeds	$12,500,000

Distribution to other parties:
Lykes Mineral Corporation	1,390,000
Outside Royalty Holders	2,540,000
Settlement Consultant	465,000

Gross proceeds to Coastal	8,105,000

Purchase of other CPC shares	802,000
Paid to Coastal Creditors	2,431,000

Net proceeds to Company	$4,872,000

As part of the settlement, the Company acquired the remaining minority interests in its subsidiary, Coastal Petroleum for $802,000. As Coastal Petroleum had no tangible or intangible assets at the time the shares were acquired, the full purchase price was assigned to goodwill. The Company reviewed its goodwill related to Coastal Petroleum for impairment and determined the goodwill was fully impaired. Therefore, an impairment charge of $802,000 was made during the quarter. The Company now owns 100% of Coastal Petroleum Company.

The Company recorded a gain on its share of the settlement of $8,125,900 after deducting all direct settlement costs and costs to cancel various royalty rights related to the Florida leases.

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

FORM 10-Q/A
(Amendment No. 1)
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

Note 7.  Income Taxes

The Company currently has net taxable income as the result of the gain on settlement. The Company will be able to deduct approximately $1,600,000 in temporary differences and offset the remaining income tax liability using approximately $1,900,000 of its $10,700,000 net operating loss carry forward. However, the Company estimates it will have approximately $35,000 due under the Alternative Minimum Tax. The Company will have approximately $8,800,000 in net operating losses to carry forward to 2006.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
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

As of September 30, 2005, the Company had no revenues, had recurring losses prior to 2005 and has had an accumulated deficit during the development stage.   We, along with others , recently settled several lawsuits which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

The Company has acquired oil and gas leasing rights for 25,000 acres in Slope County North Dakota and for two well sites in Valley County Montana for $100,000 from an entity controlled by one of the Company’s directors. The leases include an option to drill for additional prospects in the Valley County area. The Company has incurred an additional $43,000 in site analysis and other preliminary costs in anticipation of drilling wells. The leases provide for a 25% working interest, 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner. The Company expects its share of the cost to drill the three initial wells to be approximately $1.5 million over the next twelve months.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Three months ended September 30, 2005 vs. September 30, 2004

The Company recorded net income of $7,200,000 for the 2005 quarter, compared to a net loss of $152,000 for the comparable 2004 quarter. The Company’s net income is due to a net gain of $8,126,000 as the result of the settlement of its lawsuits with the State of Florida.

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

Goodwill impairment - The Company acquired all the minority interests in Coastal Petroleum Company, which resulted in goodwill of $802,000. Management determined the goodwill was impaired and recorded an impairment expense of $802,000. There is no additional goodwill recorded on the books of the Company.

Nine months ended September 30, 2005 vs. September 30, 2004

The Company recorded net income of $7,000,000 for the 2005 quarter, compared to a net loss of $515,000 for the comparable 2004 quarter. The Company’s net income is due to a net gain of $8,126,000 as the result of the settlement of its lawsuits with the State of Florida.

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

FORM 10-Q/A
(Amendment No. 1)
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

Goodwill impairment - The Company acquired all the minority interests in Coastal Petroleum Company, which resulted in goodwill of $802,000. Management determined the goodwill was impaired and recorded an impairment expense of $802,000. There is no additional goodwill recorded on the books of the Company.

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
(Amendment No. 1)
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
FORM 10-Q/A
(Amendment No. 1)

PART II - OTHER INFORMATION

September 30, 2005

ITEM 6 - Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)

September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: February 22, 2006	By:	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer, President and Principal Financial Officer