Form 10-K
period 2005-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2006-03-08
CIK 21239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to_________________

Commission file number 001-04668

Coastal Caribbean Oils & Minerals, Ltd.
(Exact name of Registrant as specified in its charter)

BERMUDA	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Clarendon House, Church Street, Bermuda	HM 11
(Address of Principle Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(850) 653-2732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class NONE	Name of each exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common stock, par value $.12 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,280,039 (U.S.) at June 30, 2005.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 46,211,604 shares outstanding as of March 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

TABLE OF CONTENTS

Page
PART I

Item 1.	Business	5

	General	5

	Crude Oil and Natural Gas Exploration and Development	6

	Environmental and Other Regulations	6

	Competition	7

	Employees	8

	Oil and Gas Properties	8

	Acreage and Wells	9

	Drilling Activity	9

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	19

Item 2.	Properties	19

Item 3.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for the Company's Common Stock, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	23

Item 6.	Selected Consolidated Financial Data	26

Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operation	27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary Data	32

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	48

Item 9A.	Controls and Procedures	48

PART III

Item 10.	Directors and Executive Officers of the Registrant	49

Item 11.	Executive Compensation	52

Item 12.	Security Ownership of Certain Beneficial Owners and Management	54
	and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions	56

Item 14.	Principal Accountant Fees and Services	57

PART IV

Item 15.	Exhibits, Financial Statement Schedules	58

___________________________

All monetary figures set forth are expressed in United States currency.

PART I

Item 1. Business

Company Website

The Company has a website located at http://www.coastalcarib.com. The website can be used to access recent news releases, Securities and Exchange Commission filings, and other items of interest. The Contents of the Company’s website are not incorporated into this document. Securities and Exchange Commission filings, including supplemental schedules and exhibits can also be accessed free of charge through the SEC website at http://www.sec.gov.

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. At December 31, 2005, Coastal Caribbean's principal asset was its 100% interest in its subsidiary Coastal Petroleum. Coastal Petroleum's principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 131,297 net acres of land in Valley and Blaine Counties, Montana and approximately 21,688 net acres of land in Billings, Slope and Stark Counties, North Dakota.

Prior to acquiring leases in Montana and North Dakota, Coastal Petroleum was the lessee under State of Florida oil, gas and mineral leases covering approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers. For more than 15 years, the State of Florida used laws, policies and permit denials to prevent Coastal from using its leases. The Company vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them, but Florida courts ruled against the Company. Finally, during 2004, the United States Supreme Court refused to hear Coastal’s case. See Item 3. “Legal Proceedings”.

After the United States Supreme Court refused to hear the case, the State of Florida approached the Company regarding a possible buyback of the Company’s leases on the condition that all parties with oil, gas or mineral interests in the lands covered by the leases were joined in one agreement. On June 1, 2005 the Company, Coastal Petroleum and other royalty holders (“Royalty Holders”) entered an agreement to exchange mutual releases, dismiss pending actions and to surrender the leases and royalty rights back to the State of Florida in exchange for a total compensation of $12.5 million to be divided among the parties in interest.

By agreement with the State, the compensation received under the Agreement was deposited into an escrow account and payments were made to the Royalty Holders, Lykes Mineral Corporation, the Settlement Consultant, and Coastal Caribbean and Coastal Petroleum Creditors. The Company and its subsidiary received approximately $4,872,000 in net proceeds. The Company also regained 100% ownership of its subsidiary, Coastal Petroleum.

The Company has utilized the funds it received from the Agreement with the State of Florida to acquire the leases in Montana and North Dakota described above and to begin drilling there. No commercial oil or gas discoveries have yet been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production.

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company has begun to explore for oil and gas on its recently acquired leases. On January 14, 2006, the Company began drilling a well in north-central Montana. On January 30, 2006, the Company announced that the Blaine County well had been drilled to its objective and production casing was set. The Company is currently awaiting the completion and testing of multiple zones in the well.

The Company expects to drill approximately five more exploratory wells in 2006 in its search for oil from the Lodgepole formation and other formations which have or may produce oil in the Williston Basin. These wells will be both in Montana and in North Dakota on the leases the Company has acquired over the last 9 months. Some or all of the wells may be drilled with a partner or partners.

Meanwhile, the Company has continued to acquire acreage and is proceeding with the process of permitting a well in its main block of leases in Valley County, in eastern Montana.

Environmental Regulation

Coastal Caribbean is committed to responsible management of the environment, health and safety, as these areas relate to the Company’s operations. The Company strives to achieve the long-term goal of sustainable development within the framework of sound environmental, health and safety practices and standards.

All facets of the Company's operations are affected by a myriad of federal, state, regional and local laws, rules and regulations. The Company is further affected by changes in such laws and by constantly changing administrative regulations. Furthermore, government agencies may impose substantial penalties if the Company fails to comply with such regulations or for any contamination resulting from the Company's operations.

The costs incurred to ensure compliance with environmental, health and safety laws and other regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to these matters.

Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2005 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

Regulation of Oil and Gas

The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, may affect profitability, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The Company's operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which the Company operates may also regulate one or more of the following: the location of wells; the method of drilling and casing wells; the rates of production or "allowables;" the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; and notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas the Company can produce from its wells or limit the number of wells or the locations at which it can drill.

Moreover, each state generally imposes a property, production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Competition

The oil and gas industry is highly competitive. The Company must compete with other companies that have substantially greater resources available to them. As an independent, the Company does not own any refining or retail outlets and, therefore, it would have little control over the price it may receive for any crude oil it produces. In acquisition activities, significant competition exists as integrated and independent companies and individual producers are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that Coastal Caribbean is in a position to compete effectively due to its low cost structure, transaction flexibility, experience and determination.

Employees

The Company currently has one employee. The Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it believes it is more cost effective than employing a larger full time staff.

Oil and Gas Properties

Williston Basin

Blaine County, Montana

The Company owns a 100% working interest in one property consisting of 160 acres located in northern Blaine County. At payout, the Company’s working interest is reduced to 75%. The Company has no proved reserves on the property.

On January 14, 2006, the Company’s wholly owned subsidiary, Coastal Petroleum, began drilling a well on this property. On January 30, 2006, the Company announced that the well had been drilled to its objective and production casing was set. The Company is currently awaiting the completion and testing of multiple zones in the well.

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 131,297 net acres. The Company’s working interest in these properties is 100%. At payout, the Company’s working interest is reduced to 75%. The Company has no proved reserves on the property.

Most of the leases were acquired during 2005, with the latest BLM leases covering approximately 27,780 gross acres (27,740 net acres) being acquired on February 2, 2006. There has been no drilling yet by the Company on these leases.

Billings, Slope and Stark Counties, North Dakota

The Company owns leases covering approximately 21,688 net acres in these three counties. The Company’s working interest in these properties is 100%. At payout, the Company’s working interest is reduced to 75%. The Company has no proved reserves on the property.

The Company acquired the leases covering approximately 30,345 gross acres in 2005 and has not yet begun any drilling on them.

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2005:

Acreage under lease at December 31, 2005

Lease Location	Gross Acres*		Net Acres**
	Undeveloped	Developed	Undeveloped	Developed
Montana	104,951.57	0	103,557.75	0
North Dakota	30,345.56	0	21,688.116	0
Total:	135,297.13	0	125,245.866	0

* A gross acre is an acre in which a working interest is owned.
** A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

No wells were drilled in 2005.

Drilling Activity

While Coastal Caribbean drilled no wells in 2005, the Company drilled an exploratory well beginning on January 14, 2006. Production casing was set in that well in late January 2006 and the Company is currently awaiting completion and testing of multiple horizons in the well.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors before you decide to buy our securities. Any of these factors could cause the value of your investment to decline significantly or become worthless. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

Risks Relating to an Investment in Our Stock

At this stage of our business operations, even with our good faith efforts, investors have a high probability of losing their investment.

We have yet to discover oil or gas products on any of our properties. In addition, because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand, revenues from operations and the other sources of liquidity are sufficient enough to fund our operations through fiscal 2006. After that time we will need to rely on cash flow from operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or we may be forced to sell some of our assets on an untimely or unfavorable basis.

We are subject to the penny stock rules and these rules may adversely effect trading in our common shares.

Our common stock is considered a `low-priced' security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely be a decrease in the willingness of broker-dealers to make a market in our common shares, decreased liquidity of our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. We also understand that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for our shares.

We may incur substantial write-downs of the carrying value of our gas and oil properties, which would adversely impact our earnings.

We intend to periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

Competition in our industry is intense. We are very small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

We intend to compete with major and independent natural gas and oil companies for property acquisitions. We will also compete for the equipment and labor required to operate and to develop natural gas and oil properties. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position.

These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

Drilling wells is a high risk activity, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells.

A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. Any success that we may have with these wells or any future drilling operations will most likely not be indicative of our current or future drilling success rate. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves. The natural gas and oil business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of oil, natural gas, and formation water;
•	natural disasters, such as hurricanes and other adverse weather conditions;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	embedded oil field drilling and service tools;
•	abnormally pressured formations; and
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.
•
If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts with providers of drilling rigs and we cannot be assured that drilling rigs will be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital.

To accelerate our development efforts we plan to take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our potential operating revenues.

Our business plan anticipates that we will be able to develop our oil and gas properties. The cost to develop our oil and gas properties is significant, and, to date, we have been unable to fully implement our business plan due to our limited amount of funds and the availability of drilling equipment. Unless we can fully implement our business plan, our revenues and results of operations, and the value of your investment, will be adversely affected.

We believe that the properties held by our subsidiary, Coastal Petroleum, have significant reserves of oil and gas, however, we have not had the time, the necessary funds, or equipment availability to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to be profitable we must enhance our oil and gas production, which means that we must drill more wells. In order to drill more wells, we may need to find additional sources of capital, in addition to the revenues we expect to earn from our oil and gas sales. We cannot guarantee that future financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to implement our business plan and we fail to obtain other financing, either through another offering of our securities or by obtaining loans, we may not become profitable and we may be unable to continue our operations. If we were not able to continue our operations, your securities would become worthless.

We have accumulated losses. Our continued inability to generate revenues that will allow us to profitably operate our business could adversely affect the value of your investment.

As of year end we did not earn any money from oil and gas sales to pay for our operating expenses. For the fiscal year ended December 31, 2005 we reported net income due to the gain on the one time settlement of lawsuits with the State of Florida. However, we cannot give you any assurance that we will generate profits in the near future, or at all. If we fail to generate profits and we are unable to obtain financing to continue our operations, we could be forced to severely curtail, or possibly even cease, our operations.

Even if we fully develop our oil and gas properties, we may not be profitable. Our inability to operate profitably will adversely affect our business and the value of your investment.

We have assumed that once we fully develop our oil and gas properties we will be profitable. Our reserves may prove to be lower than expected, production levels may be lower than expected, the costs to exploit the oil and gas may be higher than expected, new regulations may adversely impact our ability to exploit these resources and the market price for crude oil and natural gas may be lower than current prices. We also face competition from other oil and gas companies in all aspects of our business, including oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor.

We may not have enough insurance to cover all of the risks we face. If our insurance coverage should prove to be inadequate, our financial condition and results of operations, as well as the value of your investment, could be adversely affected.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance nor do we have a policy of insurance on the life of Phillip W. Ware, our President and Chief Executive Officer. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks.

The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations and on the value of your investment.

Oil and natural gas prices are highly volatile in general and low prices negatively affect our financial results.

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas and oil producing regions;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	the price and availability of other fuels.

Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. We may be required in the future to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our financial condition, results of operations, liquidity and ability to finance planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include:

•	discharge permits for drilling operations;
•	drilling bonds;
•	reports concerning operations;
•	the spacing of wells;
•	unitization and pooling of properties; and
•	taxation.

From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas.

There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new laws or regulations, or the modification of existing laws or regulations, could have a material adverse effect on us.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Estimating proved reserves involves many uncertainties, including factors beyond our control. There are uncertainties inherent in estimating quantities of proved oil reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

•	historical production from the properties compared with production from other producing properties;
•	the effects of regulation by governmental agencies;
•	future oil prices; and
•	future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

Development of our reserves, when and if established, may not occur as scheduled and the actual results may not be as anticipated.

Our future reserve estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your stock to raise money or otherwise desire to liquidate your shares.

Our common shares are "thinly-traded" on the NASD OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to issuers which have a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions and trends, as well as changes in industry conditions such as changes in the cost of energy and the passage of regulatory and environmental rules. Changes in the market price of our common stock may have no connection with our operating results, financial condition or prospects. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, or as to what effect, if any, that the availability or sale of our common stock will have on the prevailing market price. Because of the volatility of the price of our common stock, the value of your investment could decline substantially.

 Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting and other rights.

We are entitled under our Certificate of Incorporation to issue up to 250,000,000 shares of common stock. Our Board of Directors may generally issue those shares, or options or warrants to purchase those shares, without further approval by our shareholders. In the event that we will be required to issue additional securities to raise capital to further our development plans, your proportionate ownership and voting rights could be adversely affected by the issuance of additional common shares, or options or warrants to purchase those shares, including a dilution in your proportionate ownership and voting rights. We cannot give you any assurance that we will not issue additional common shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time. The issuance of additional common stock by our management will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future. Investing in our securities will not provide you with income.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

Our dependence on outside equipment and service providers may hurt our profitability.

We need to obtain logging equipment and cementing and well treatment services in the area of our operations. We may not be able to obtain these items in a timely and cost-effective manner. Several factors, including increased competition in the area, may limit their availability. Longer waits and higher prices for equipment and services may reduce our profitability.

We must increase our oil production revenue or develop additional sources of funds to support our oil operations.

Our long term success is ultimately dependent on our ability to expand our revenue base through the acquisition and development of producing properties. We have made significant investments in oil and gas leases in North Dakota and Montana. The acquisitions are not indicative of future success. All of the projects envisioned in our business plan are subject to the risk of failure and the loss of our investment. In the event we are not able to increase the revenues from our leases, the leases could fall into default and we could lose our rights to those leases.

Drilling for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences.

Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, shortages of, or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. Our wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors could result in our becoming unprofitable or ceasing business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Properties

Information required by Item 2 “Properties” is included under Item 1 “Business.”

Disclosure Concerning Oil and Gas Operations.

Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5) Undeveloped Acreage.

The Company's undeveloped acreage as of December 31, 2005 was as follows:

	Gross Acres	Net Acres
Montana	104,951.57	103,557.750
North Dakota	30,345.56	21,688.116
Total:	135,297.13	125,245.866

(6) Drilling Activity.

There was no drilling activity in 2005. See Drilling Activity section under Item 1 Business at page 9.

(7) Present Activities.

See Drilling Activity section under Item 1 Business at page 9.

Item 3. Legal Proceedings

Agreement with the State of Florida

For years the Company’s subsidiary, Coastal Petroleum litigated against the State in an effort to secure drilling permits and drill for oil off the coast of Florida. The State denied Coastal Petroleum permission to drill on its Leases, a decision that was upheld by a Florida court. Florida courts also denied Coastal Petroleum compensation for a taking of the Leases. Furthermore, the longstanding State policy against any drilling for oil or gas offshore of Florida remains in place as a reflection of the Florida Statutes which bans such activity, and there is no indication that it will change. Given the policy and court decisions, any additional attempt by Coastal Petroleum to secure a permit to drill its Florida Leases was considered by Management as futile.

After the United States Supreme Court refused to hear Coastal Petroleum’s taking case in 2004 and the Company’s legal options were limited, the State of Florida approached Coastal Petroleum regarding a possible buyback of its leases. With limited financial resources to continue a legal fight which was further frustrated with recent court decisions, Coastal Petroleum continued discussions with the State and ultimately, on June 1, 2005 was joined by Coastal Caribbean and other royalty holders in accepting an offer by the State of Florida to repurchase Coastal Petroleum’s Florida Leases and other royalty rights. The proceeds from the State were divided by the parties to the Agreement and the Company and its subsidiary received approximately $4.871 million after payment to all their creditors. The Agreement resulted in the closing and dismissal of all of the Company’s litigation concerning the leases including the following:

•	Drilling Permit Litigation - Lease Taking Case (Lease 224-A)
•	Ancillary Matters to Lease Taking Case (Lease 224-A)
•	Coastal Caribbean Royalty Litigation
•	Lease Taking Case (Lease 224-B)

The Company is currently not a party to any litigation.

Contingency Fees

All contingency fees previously issued to firms or individuals relating to the litigation against the State of Florida, were released or nullified by the 2005 Agreement with the State of Florida or in the mutual releases exchanged pursuant to that Agreement. No contingency fees remain in effect.

Item 4. Submission of Matters to a Vote of Security Holders

On December 9, 2005, the Company held an annual meeting at which new directors were elected and other proposals were voted upon and passed as follows:

PROPOSAL I. To elect the following persons as directors of Coastal:

	Number of Shares Voted	Number of Shareholders
Robert J. Angerer, Sr.
For	39,751,242	1477
Withheld	1,338,955	68

Phillip W. Ware
For	39,550,527	1477
Withheld	1,539,670	68

Herbert D. Haughton
For	39,538,377	1477
Withheld	1,551,820	68

Anthony F. Randazzo
For	39,473,348	1477
Withheld	1,616,849	68

Matthew D. Cannon
For	39,529,534	1477
Withheld	1,560,663	68

PROPOSAL II. To approve the 2005 Employees Incentive Stock Option and Limited Rights Plan.

	Number of Shares Voted	Number of Shareholders
For	17,707,411	1290
Against	3,789,442	232
Abstain	573,528	126

PROPOSAL III. Ratification of the appointment of the firm Baumann, Raymondo & Company as the independent auditors of Coastal for the fiscal year ending December 31, 2005.

	Number of Shares Voted	Number of Shareholders
For	40,062,697	1453
Against	437,669	35
Abstain	589,831	61

PROPOSAL IV. The approval of the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve any one or more of the proposals.

	Number of Shares Voted	Number of Shareholders
For	39,510,966	1425
Against	1,129,375	78
Abstain	449,856	71

PART II

Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board and the Pink Sheets (Pink Sheets LLC) during the last two years were as follows:

2004	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.09	.27	.26	.15
Low	.05	.06	.10	.05

2005	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.17	.22	.21	.21
Low	.075	.06	.095	.085

Holders.

The approximate number of record holders of the Company's common stock at March 7, 2006 was 8,100.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $33,358,354 at December 31, 2005 and to finance its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2005. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2006.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2005. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Consolidated Financial Information

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the five years in the period ended December 31, 2005 has been extracted from the Company's consolidated financial statements.

	Years ended December 31,
	2005	2004	2003	2002	2001

Net income (loss)	$6,766	$(673)	$(1,008)	$(2,448)	$(6,585)

Net income (loss) per share (basic and diluted)	.15	(.01)	(.02)	(.05)	(.15)

Cash and cash equivalents and marketable securities	2,250	-	3	292	609

Unproved oil, gas and, mineral properties (full cost method)	1,861	-	-	-	-

Total assets	4,387	17	91	707	1,077

Shareholders' (deficit) equity:
Common stock	5,545	5,545	5,545	5,545	5,216
Capital in excess of par value	32,138	32,138	32,138	32,068	31,498
Deficit accumulated during the development stage	(33,358)	(40,124)	(39,451)	(38,443)	(35,996)
Total shareholders’ (deficit) equity	$4,325	$(2,441)	$(1,768)	$(830)	$718

Common stock shares outstanding (weighted average)	44,212	44,212	44,212	44,734	43,468

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

General

This has been a momentous transitional year for Coastal Caribbean. This year the Company settled and ended its ongoing legal battles against the State of Florida to allow Coastal Petroleum to use its leases or to be compensated for them. That end has given new life to the Company as we refocus our efforts from litigating for the right to drill, to actual drilling for oil and gas.

The Company is now an active independent oil and gas exploration company. Through its subsidiary Coastal Petroleum, the Company has acquired mineral rights in North Dakota and Montana in the oil producing region known as the Williston Basin. Our objective formations on those leases include the Lodgepole and several others. The Company's future growth will be driven primarily by exploration and development activities. Its business strategy is to increase shareholder value by acquiring and drilling reasonably priced prospects that have good potential, whether in the Williston Basin or in other parts of the United States, with the goal of shaping the Company into a producing independent oil and gas firm. The Company will continue to seek high quality exploration projects with potential for providing long-term drilling inventories that generate high returns.

In Montana, the Company has obtained the rights to explore in two areas: a large tract in Valley County in eastern Montana; and a smaller tract in Blaine County in north central Montana. The Company has obtained lease rights in approximately 131,297 net acres in eastern Montana, close to known production from a Lodgepole reef in Valley County. This area of Montana has a number of other producing formations. This is the Company’s area of primary focus for Montana. The smaller tract in north central Montana is more than 130 miles west of the Valley County acreage. The first wildcat well was drilled to a depth of 4,600 feet in this smaller tract in Blaine County, Montana. The well is considered a “tight hole” and drilling results will remain confidential until the well is completed and tested. We have a second approved permit near this well. We are moving forward with permitting prospects on our main leasehold in eastern Montana, in Valley County, which is 130 miles east of the first well. We anticipate that the next well will commence after March and that we will be joined by partners in that well.

A well to test the Lodgepole reefs (our primary target) in eastern Montana will cost approximately $500,000. After completion of the first well there and payout (complete return of our investment) the Company has the option to continue and drill more than 50 prospects either alone or with a partner or partners. This will allow the Company to become active in this oil play which has very good potential but with a small initial investment.

In North Dakota, the Company controls the working interest on approximately 21,688 net acres in Slope, Billings, and Stark Counties, on which 20 drillable prospects have been mapped to date. The depth of wells in North Dakota is deeper than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.2 million to drill. The Company intends to bring in partners to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position.

The Company is currently having discussions with potential partners for participation in wells in both Montana and North Dakota, but does not yet have any commitments from potential partners.

We plan to drill approximately five exploratory wells in 2006 in addition to the one we began drilling in January. However, the number of wells that we drill in 2006 and their cost will be subject to various factors, including the availability of drilling rigs that we can hire and whether we drill alone or with partners. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the five wells to depend upon many factors including those above which may affect the cost of operations and whether and to what extent partners participate with the Company.

The drilling deadlines on the leases that were previously set at January 31, 2006, have been extended until March 31, 2006.

Liquidity and Capital Resources

As more fully described in Note 1 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses prior to 2005 and have a deficit accumulated during the development stage. We, along with various other related parties, recently settled several lawsuits, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At December 31, 2005, we have $2,250,000 in cash compared to $179 at December 31, 2004. In July 2005, we and others settled all our lawsuits with the State of Florida for a total of $12,500,000. Our share of the proceeds was $8,105,000, from which we paid all our legal related obligations and creditors, and acquired the remaining minority interest in Coastal Petroleum, after which we netted $4,872,000 in cash.

During 2005, we have spent $1,860,000 for oil and gas lease rights and related costs including:

•
A group of oil and gas lease rights to approximately 103,557 net acres in Montana for $1,568,000. These leases are subject to various overriding royalty interests held by others of up to 19.5%. The leases expire in years from 2007 to 2014.

•
Oil and gas lease rights to approximately 21,688 acres in Slope County North Dakota and two well sites in Valley County Montana for $100,000 from an entity controlled by one of the Company’s directors. The leases include an option to drill for additional prospects in the Valley County area. The leases provide for an after payout 25% working interest, and a 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner. The Company expects to partner with other entities so that its cost to drill the initial well in North Dakota to be approximately $425,000 over the next twelve months.

We expect to continue to participate with partners to drill additional wells both in Montana and North Dakota.

Results of Operations and Critical Accounting Policies and Estimates

Development Stage Enterprise Presentation

The Company is a development stage enterprise. It has never had substantial revenues and has operated at a loss each year (except 2005) since its inception in 1953.

Oil and Gas Accounting

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

Prior to 2005, all costs incurred in connection with the Company’s Florida leases were considered impaired by the actions taken by the State of Florida. The Company recorded an impairment charge in 2001 and has expensed subsequent costs when incurred.

During 2005, we acquired new oil and gas leases in North Dakota and Montana. We have capitalized these and other related costs and have begun a site selection and well drilling program.

Goodwill Impairment

As part of the 2005 settlement, we acquired the remaining minority interest in our subsidiary, Coastal Petroleum representing 15.2% of its outstanding common stock for $802,000 in cash. Since Coastal did not have any tangible or intangible assets, we assigned this amount to goodwill. We then evaluated the goodwill and determined it was impaired as Coastal Petroleum had no expected revenues or cash flows at that time and we recorded an impairment expense of $802,000.

2005 vs. 2004

During 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000. In previous years, we expensed all our oil and gas property lease costs as impaired as well as substantial legal costs. This gain provided us with our first reported net income for 2005 of $6,800,000, compared to a net loss of $(673,000) for 2004.
For most of 2005 and 2004, we have been working toward resolution of our legal actions against the State of Florida. During this time, we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

Our interest income increased in 2005 due to the short-term investment of cash received from the settlement. We had no such investments in 2004.

For 2005 and 2004, we had one employee, and maintained legal counsel on a monthly retainer, maintained our periodic reporting obligations and attempted to minimize all other operating expenses. Our operating expenses were $572,000 and $673,000 for 2005 and 2004, respectively. The largest decrease was in legal expenses in 2005 from 2004 due to our change in focus to settle with the State of Florida. Our shareholder related expenses increased in 2005 due to holding a shareholder meeting in 2005 that was not held in 2004.

For 2005, we reported a goodwill impairment expense of $802,000. We had no such impairment charges in 2004.

2004 vs. 2003

For most of 2004 and 2003, we pursued our legal actions against the State of Florida. During this time, we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and began borrowed funds from our officers to maintain our legal efforts against the State of Florida.

We reported a net loss of $(673,000) and $(1,008,000) for 2004 and 2003, respectively.

During 2003, we had two employees. During 2004, in an effort to conserve cash, we reduced our personnel to one employee, and began efforts to reduce operating expenses. We changed accounting consultants and auditors and eliminated our directors and officers insurance and other nonessential operating expenses. Our operating expenses were $672,908 and $1,008,838 for 2004 and 2003, respectively. In 2004, we received a payment extension on our annual lease payments to the State of Florida, which were a $59,000 expense in 2003.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2005, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $2,250,236, the fair value was $2,250,236 and the face value was $2,250,236. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.
Apalachicola, Florida

We have audited the consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par for the year ended December 31, 2005 and for the period from January 31, 1953 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2005, and the results of their operations and cash flows for the year ended December 31, 2005, and for the period from January 31, 1953 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company suffered recurring losses from operations and has not yet realized any revenues from development activities. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company PA

Tampa, Florida
February 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors,
Coastal Caribbean Oils & Minerals, Ltd.:

We have audited the accompanying consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. as of December 31, 2004, and the consolidated results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Moore & Co., P.L.

March 17, 2005
Gainesville, Florida

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,250,236	$179
Prepaid expenses and other	199,754	16,322
Total current assets	2,449,990	16,501

Certificates of deposit	75,000	-
Petroleum leases	1,860,614	-
Equipment, net	1,771	-
Contingent litigation claim (Note 4)	-	-
Total assets	$4,387,375	$16,501
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$27,526	$863,127
Income taxes payable	35,000	-
Amounts due to related parties	-	1,594,369
Total current liabilities	62,526	2,457,496

Minority interests		-

Shareholders' (deficit) equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,358,354)	(40,124,198)
Total shareholders’ (deficit) equity	4,324,849	_(2,440,995)
Total liabilities and shareholders’ (deficit) equity	$4,387,375	$16,501

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

				For the period from
				Jan. 31, 1953
				(inception)
	Years ended December 31,			to
	2005	2004	2003	Dec. 31, 2005

Gain on settlement	$8,124,016	$-	$-	$8,124,016
Interest and other income	50 723	1	658	$3,928,294
	8,174,739	1	658	12,052,310

Expenses:
Legal fees and costs	155,388	327,091	342,451	17,055,067
Administrative expenses	201,847	208,414	457,649	9,937,540
Salaries	112,020	112,838	118,745	3,867,831
Shareholder communications	102,817	24,565	30,746	4,075,909
Goodwill impairment	801,823	-	-	801,823
Write off of unproved properties	-	-	59,247	5,560,494
Exploration costs	-	-	-	247,465
Lawsuit judgments	-	-	-	1,941,916
Minority interests	-	-	-	(632,974)
Other	-	-	-	364,865
Contractual services	-	-	-	2,155,728
	1,373,895	672,908	1,008,838	45,375,664

Income tax expense	35,000	-	-	35,000

Net income (loss)	$6,765,844	$(672,907)	$(1,008,180)

Deficit accumulated during the
development stage				$(33,358,354)

Net income (loss) per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$.15	$(.01)	$(.02)

Weighted average number of shares outstanding (basic and diluted)	46,211,604	46,211,604	46,211,604

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

				For the period from Jan. 31, 1953
				(inception)
	Years ended December 31,			To
	2005	2004	2003	Dec. 31, 2005

Operating activities:
Net income (loss)	$6,765,844	$(672,907)	$(1,008,180)	$(33,358,355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	(8,124,016)	-	-	(8,124,016)
Goodwill impairment	801,823	-	-	801,823
Minority interest	-	-	-	(632,974)
Depreciation	120	-	-	120
Write off of unproved properties	-	-	59,247	5,619,741
Common stock issued for services	-	-	-	119,500
Compensation recognized for stock option grant	-	-	-	75,000
Recoveries from previously written off properties	-	-	-	252,173
Net change in:
Prepaid expenses and other	(183,432)	71,625	326,752	(199,755)
Accrued liabilities	(2,349,680)	518,296	322,208	27,528
Income taxes payable	35,000	-	-	35,000
Other assets	-	-	-	-
Net cash used in operating activities	(3,054,341)	(82,986)	(299,973)	(35,384,215)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(1,860,614)	-	(59,247)	(5,600,796)
Net proceeds from settlement	8,124,016	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	-	246,733
Purchase of certificates of deposit	(75,000)	-	-	(75,000)
Purchase of Minority interest in CPC	(801,823)	--	-	(801,823)
Purchase of equipment	(1,891)	-	-	(63,540)
Net cash provided by (used in) investing activities	5,384,688	-	(59,247)	1,829,590

Financing activities:
Loans from Officers	31,500	80,290	-	111,790
Repayment of loans to officers	(111,790)	-	-	(111,790)
Sale of common stock, net of expenses	-	-	-	30,380,612
Shares issued upon exercise of options	-	-	-	884,249
Sale of shares by subsidiary	-	-	70,000	820,000
Sale of subsidiary shares	-	-	-	3,720,000
Net cash provided by financing activities	(80,290)	80,290	70,000	35,804,861
Net increase (decrease) in cash and cash equivalents	2,250,057	(2,696)	(289,220)	2,250,236
Cash and cash equivalents at beginning of period	179	2,875	292,095	-
Cash and cash equivalents at end of period	$2,250,236	$179	$2,875	$2,250,236

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2005

			Capital in
	Number of	Common	Excess
	Shares	Stock	of Par Value
Shares issued for net assets and unrecovered costs
at inception	5,790,210	$579,021	$1,542,868
Sales of common stock	26,829,486	3,224,014	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	799,760
Market value ($2.375 per share) of shares issued in
1953 to acquire an investment	54,538	5,454	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
overriding royalty (sold in prior year) in nonproducing
leases of Coastal Petroleum	84,210	8,421	-
Market value of shares issued for services rendered
during the period 1954-1966	95,188	9,673	109,827
Net transfers to restate the par value of common stock
outstanding in 1962 and 1970 to $0.12 per share	-	117,314	(117,314)
Increase in Company's investment (equity) due to
capital transactions of Coastal Petroleum in 1976	-	-	117,025
Balance at December 31, 1990	33,363,632	4,003,636	19,395,084
Sale of subsidiary shares	-	-	300,000
Balance at December 31, 1991	33,363,632	4,003,636	19,695,084
Sale of subsidiary shares	-	-	390,000
Balance at December 31, 1992	33,363,632	4,003,636	20,085,084
Sale of subsidiary shares	-	-	1,080,000
Balance at December 31, 1993	33,363,632	4,003,636	21,165,084
Sale of subsidiary shares	-	-	630,000
Balance at December 31, 1994	33,363,632	4,003,636	21,795,084
Sale of subsidiary shares	-	-	600,000
Balance at December 31, 1995	33,363,632	4,003,636	22,395,084
Sale of common stock	6,672,726	800,727	5,555,599
Sale of subsidiary shares	-	-	480,000
Exercise of stock options	10,000	1,200	12,300
Balance at December 31, 1996	40,046,358	4,805,563	28,442,983
Sale of subsidiary shares	-	-	240,000
Exercise of stock options	10,000	1,200	10,050
Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	28,693,033
Sale of common stock	3,411,971	409,436	2,729,329
Compensation recognized for stock option grant	-	-	75,000
Balance at December 31, 2000 and 2001	43,468,329	5,216,199	31,497,362
Sale of common stock	2,743,275	329,193	570,449
Balance as of December 31, 2002	46,211,604	5,545,392	32,067,811
Sale of subsidiary shares	-	-	70,000
Balance as of December 31, 2003, 2004 and 2005	46,211,604	$5,545,392	$32,137,811

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

1.  Summary of significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd., a Bermuda corporation (Coastal Caribbean) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”), referred to collectively as the Company. The Company, which has been engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

1. Summary of significant accounting policies (Cont'd)

Prior to 2005, the Company’s undeveloped and nonproducing Florida properties were subject to extensive litigation with the State of Florida and all costs associated with oil and gas properties were deemed impaired and had been expensed.

Sale of Subsidiary Shares

All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

Net Income (Loss) Per Share

Net income (loss) per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

Financial instruments

The carrying value for cash and cash equivalents, and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Stock Options

The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123.

 At December 31, 2005, the Company maintains two stock-based employee compensation plans (see note 6, Stock Option Plan). The Company accounts for the employee stock compensation plan in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation expense is reflected in net loss as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

1. Summary of significant accounting policies (Cont'd)

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementation dates subsequent to the Company’s year end. Management does not believe that any of these new standards will have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has no recurring revenues, had recurring losses prior to 2005 and has a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida (See Note 4). All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

2. Coastal Petroleum Company - Minority Interests

In 2005, as part of the settlement with the State of Florida, Lykes Minerals Corp. (Lykes), a wholly owned subsidiary of Lykes Bros. Inc. returned its 78 Coastal Petroleum shares (26.35%) to Coastal Petroleum in order to receive compensation from the State of Florida for all its rights and to cancel an agreement with Lykes that entitled Lykes to exchange each Coastal Petroleum share for 100,000 Coastal Caribbean shares, subject to adjustment for dilution and other factors and the right to exchange Coastal Petroleum shares for overriding royalty interests in Coastal Petroleum's properties.

In 2005, Coastal Petroleum also acquired 45 of its shares (15.20%) from others as part of the settlement with the State of Florida for $802,000. As Coastal Petroleum had no tangible or intangible assets at the time the shares were acquired, the full purchase price was assigned to goodwill. The Company reviewed its goodwill related to Coastal Petroleum for impairment and determined the goodwill was fully impaired. Therefore, an impairment charge of $802,000 was expensed in 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

Coastal Petroleum is a wholly owned subsidiary of Coastal Caribbean at December 31, 2005.

3. Unproved Oil, Gas and Mineral Properties

North Dakota and Montana Leases

In November 2005, the Company acquired a group of oil and gas lease rights to approximately 103,557 acres in Montana for $1,568,000. These leases are subject to a various overriding royalty interests to others up to 19.5%. The leases expire in years from 2007 to 2014.

In July 2005, the Company acquired the rights to drill two 6,500 foot wells to test a Mississippian Lodgepole Reef in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill a test well before March 31, 2006 and has the option to drill fifty additional prospects in the Valley County area. The Company estimates the cost to drill each of these test wells to be approximately $500,000 and expects partners to participate for the bulk of expenditures.

Also in July 2005, the Company acquired leases to the deeper rights in approximately 21,688 acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The Company is obligated to drill a test well before March 31, 2006, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company plans to again partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which would be approximately $1,200,000.

The Company is currently assessing its oil and gas leases and identifying prospective drilling sites.

Florida Leases

The Florida Leases were surrendered to Florida as a part of the 2005 Agreement with Florida and are no longer held by the Company.

Prior to 2005, Coastal Petroleum held three unproved and nonproducing oil, gas and mineral leases granted by the Trustees of the Internal Improvement Fund of the State of Florida (Trustees). These leases cover submerged and unsubmerged lands, principally along the Florida Gulf Coast, and certain inland lakes and rivers throughout the State. The two leases bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area. Coastal Petroleum held certain royalty interests in the inner area, no interest in the middle area and a 100% working interest in the outside area. Coastal Petroleum also held a 100% working interest in Lake Okeechobee, and a royalty interest in other areas. Coastal Petroleum had agreed not to conduct exploration, drilling, or mining operations on said lake, except with prior approval of the Trustees.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

4. Litigation

Settlement Agreement with the State of Florida

The State paid out the settlement through an intermediary in July 2005 The total settlement and the amount received by the Company was as follows:

Gross settlement proceeds	$12,500,000

Distribution to other parties:
Lykes Mineral Corporation	1,390,000
Outside Royalty Holders	2,540,000
Settlement Consultant	465,000

Gross proceeds to Coastal	8,105,000

Purchase of other CPC shares	802,000
Paid to Coastal Creditors	2,431,000

Net proceeds to Company	$4,872,000

The Company recorded a gain on its share of the settlement of $8,124,000 after deducting all direct settlement costs and costs to cancel various royalty rights related to the Florida leases.

The settlement with the State of Florida in July 2005, included the closing and dismissal of the following legal actions:

Drilling Permit Litigation - Lease Taking Case (Lease 224-A)
Drilling Permit Litigation - Lease Taking Case (Lease 224-B)
Royalty Taking Case

Prior to 2005, Coastal Petroleum had agreed to pay an aggregate of 7.9% in contingent fees based on any net recovery from execution on or satisfaction of judgment or from settlement of the Florida litigation. No contingency fees were deemed due from the proceeds of the settlement agreement with the State of Florida, as the past costs and fees for the Florida Litigation exceed the amount of funds the Company will receive under the Agreement.

5. Common Stock

The Company's Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

5. Common Stock (Cont'd)

On March 10, 2003, the Company concluded the sale of two shares of Coastal Petroleum at a price of $25,000 per share. On October 7 and 28, 2003, the Company concluded the sale of two shares of Coastal Petroleum at a price of $10,000 per share. The Company realized net proceeds of $70,000 in 2003 for these sales.

There was no activity in Common Stock during 2005 and 2004.

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
December 31, 2005

5. Common Stock (Cont'd)

The following represents shares issued upon exercise of stock options:

	Number	Common	Capital in Excess
Year	of Shares	Stock	of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
	530,000	$62,139	$822,110

6.  Stock Option Plans

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

Unexcercised options that existed prior to the 2005 Agreement with the State of Florida were terminated by the Agreement or the releases exchanged during the process of closing the Agreement.

During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company’s common stock. In July 2005, the Company issued an option to its president to acquire 50,000 shares of the Company’s common stock at a price of $.15 per share under the Company’s stock option plan. The option expires in ten years. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue and no expense was recorded in 2005.

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015. As the market value of the stock equaled the exercise price on the date of issue, the options are noncompensatory, and no expense was recorded for 2005.

In December 2005, the Company issued options to its directors to acquire 200,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in December 2015. As the market value of the stock equaled the exercise price on the date of issue, the options are noncompensatory, and no expense was recorded for 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

6.  Stock Option Plans (Cont'd)

During 2005, the Company adopted a Stock Option Plan covering 2,300,000 shares of the Company’s common stock. In September 2005, the Company issued an option to its president to acquire 250,000 shares of the Company’s common stock at a price of $.20 per share under the Company’s stock option plan, subject to the approval of the Plan by shareholders. The Plan was approved at the shareholders meeting on December 9, 2005. The option expires in ten years. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue and no expense was recorded in 2005.

The following table summarizes stock option activity:

Options outstanding	Number of Shares	Exercise Price ($)

Outstanding and exercisable at December 31, 2004	700,000.91
Nullified, cancelled or released during 2005	(700,000)	.91
Issued during 2005	525,000	.15 -.20
Outstanding and exercisable at December 31, 2005	525,000	.15 -.20

Available for grant at December 31, 2005	2,775,000

Summary of Options Outstanding at December 31, 2005

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)

Granted 2005	50,000	July 25, 2015	.15
Granted 2005	25,000	July 25, 2015	.15
Granted 2005	250,000	Sep. 27, 2015	.20
Granted 2005	200,000	Dec. 20, 2015	.15

7. Income taxes

Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company currently has net taxable income as the result of the gain on settlement. The Company will be able to deduct approximately $1,600,000 in temporary differences and offset the remaining income tax liability using approximately $1,900,000 of its $10,700,000 net operating loss carry forward. However, the Company estimates it will have approximately $35,000 due under the Alternative Minimum Tax. The Company will have approximately $8,800,000 in net operating losses to carry forward to 2006.The remaining net operating loss carry forwards expire in periods from 2009 through 2024 as follows: $61,000 in 2009, $571,000 in 2010, $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023 and $51,000 in 2024. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards. Significant components of the Company’s deferred tax assets were as follows:

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

7. Income taxes (Cont’d)

	2005	2004
Net operating losses	$3,300,000	$4,024,000
Accruals to related parties	-	268,000
Write off of unproved properties	-	1,831,000
Total deferred tax assets	3,300,000	6,123,000
Valuation allowance	(3,300,000)	(6,123,000)
Net deferred tax assets	$-	$-

Components of the income tax provision are as follows:

	2005	2004
Provision for income taxes
Current provision for income taxes	$1,345,000	$-
Provision for deferred tax liability	-	-
Benefit of other deductible carryforward items	(617,000)	-
Benefit of net operating loss	(693,000)	(253,000)
Deferred asset valuation allowance (reversal)	-	253,000

Net income tax provision	$35,000	$-

8. Related party transactions

Oil and Gas Exploration Activities

In 2005, the Company acquired various oil and gas rights for one time fees of $100,000 from an entity controlled by one of the Company’s Directors.

The Company uses an entity controlled by one of the Company’s Directors to perform geotechnical analysis of potential drilling sites at a cost of $500 per site plus expenses. The Company has paid $50,000 to this entity as of 2005.

Loans

Since 2003, Robert Angerer Sr. and Phillip Ware loaned the Company a total of $112,000, which was repaid in 2005.

Services

The Company was billed $72,000 in fees by Angerer & Angerer during 2005 and was billed annually $288,000 by Angerer & Angerer in 2004 and 2003. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and re-elected a Vice President of Coastal Caribbean and Coastal Petroleum in December 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2005
8. Related party transactions (Cont’d)

The Company was billed $44,022 for legal fees by the law firm of Igler & Dougherty, PA, during 2005 and $7,725 in fees during 2004. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

At December 31, 2004, accounts payable included accrued fees from related parties of $129,000, $268,000 and $597,000 due to G&OD, INC, Murtha Cullina LLP and Angerer & Angerer, respectively and those amounts were paid in 2005.

Murtha Cullina LLP provided legal services to the Company prior to 2004. Mr. Timothy L. Largay, a partner of the firm of Murtha Cullina LLP, was a director and Vice President of the Company from January 15, 2001 until his resignation on October 7, 2002. G&O’D INC provided accounting and administrative services prior to 2004. G&O’D INC was owned by Mr. James R. Joyce, who was the Company Treasurer and Assistant Secretary, until his retirement in December 2002.

9.  Selected quarterly financial data (unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2005 and 2004:

2005	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(88)	(66)	(185)	(233)
Gains and other income	-	-	8,147	28
Income Taxes	-	-	(35)	-
Impairment of goodwill Net income (loss)	- (88)	- (66)	(802) 7,125	- (205)
Per share (basic & diluted)	(.002)	(.001)	.154	(.004)
Weighted average number of shares outstanding	46,212	46,212	46,212	46 212

2004	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(192)	(171)	(152)	(158)
Gains and other income	-	-	-	-
Income Taxes	-	-	-	-
Net income (loss)	(192)	(171)	(152)	(158)
Per share (basic & diluted)	(.004)	(.004)	(.003)	(.003)
Weighted average number of shares outstanding	46,212	46,212	46,212	46,212

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

On August 18, 2005, James Moore & Co., P.L. ("James Moore") resigned as Coastal Caribbean Oils & Minerals, Ltd.'s (the "Company") independent public accountants. James Moore's decision to resign was not recommended or approved by the Company's Board of Directors or any committee thereof.

James Moore's report on the Company's consolidated financial statements for the Company's fiscal year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2004 and through August 18, 2005, there were no disagreements with James Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to James Moore's satisfaction, would have caused James Moore to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of the Regulation S-K.

The Company provided James Moore with a copy of the foregoing disclosures.

New Independent Accountants

On August 18, 2005 the Company retained Baumann Raymondo & Company, P.A. as its independent public accountants.

Item 9A.  Controls and Procedures

Phillip W. Ware, the principal executive officer and the principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

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

PART III

Item 10. Directors and Executive Officers of the Company

Directors

As of December 31, 2005, the board of directors included five members, one of whom, Mr. Ware, also serves as an executive officer. The board is divided into three classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Directors With Three Year Terms Expiring at the 2008 Annual Meeting:
Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer
Mr. Ware, age 56, has been employed by Coastal Petroleum Company since 1976. He has served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida.

Robert J. Angerer, Sr.	2003	Vice President and Chairman of the Board	Mr. Angerer, age 59, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He has been a partner in the Tallahassee law firm of Angerer & Angerer since 1994. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003.

Directors With Two Year Terms Expiring at the 2007 Annual Meeting
Herbert D. Haughton	N/A	None
Mr. Haughton, age 63, is a banking, corporate and securities lawyer. He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law.

Anthony F. Randazzo, Ph.D.	N/A	None
Dr. Randazzo, age 64, is Professor Emeritus of Geological Sciences at the University of Florida where he has worked since 1967. He served as Chairman of the Department of Geology at the University of Florida from 1988 to 1995. He is also currently a co-principal and President of the geotechnical consulting firm Geohazards, Inc. which he was instrumental in forming in1985. He earned his B.S. degree at The City College of New York in 1963, his M.S. from the University of North Carolina at Chapel Hill 1965, and his Ph.D. from the University of North Carolina at Chapel Hill in 1968. He is a Registered Professional Geologist in the State of Florida and the State of Georgia.

Director With One Year Term Expiring at the 2006 Annual Meeting
Matthew D. Cannon	N//A	None
Mr. Cannon, age 61, is currently a partner in the Cannon Trading Partnership, which he formed in 1993. From 1991 to 1992 he served as a partner in Seisma Drilling Corporation. From 1988 to 1991 he served as vice president and director of Hilb, Rogal and Hamilton Company, an insurance agency located in Gainesville, Florida which specialized in underwriting, rating, sales, collections and claims associated with commercial lines insurance policies. Prior to that he served as vice president and director of the Cannon-Treweek insurance agency from 1968 to1988.

Executive Officers

Philip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, Sr., became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003. Effective August 18, 2005, Kenneth Michael Cornell of Cornell & Associates, Inc. resigned as the Chief Financial Officer and Principal Accounting Officer of the Company, at which time Mr. Ware was appointed Principle Accounting Officer.

Officers of Coastal Caribbean are elected annually by the board and report directly to it.

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. $69,000 and $92,000 of Mr. Ware’s compensation for his services was deferred during 2003 and 2004, respectively and was paid in 2005. Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum. The other executive officer devotes a small percentage of his professional time as an officer on behalf of the companies.

The business experience described for each director or executive officer above covers the past five years.

We are not aware of any arrangements or understandings between any of the individuals named above and any other person by which any of the individuals named above was selected as a director and/or executive officer. We are not aware of any family relationship among the officers and directors of Coastal Caribbean or its subsidiary except for the father and son relationship between Mr. Angerer, Sr. and Robert J. Angerer, Jr., who serves as the Company’s Secretary.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to principle executive and financial officers. The Code of Ethics is posted on the Company’s website at www.coastalcarib.com and may be reviewed by following the link entitled “Corporate Governance Materials.” A copy of the Code of Ethics is also filed herein as Exhibit (j).

Item 11. Executive Compensation

The following table sets forth certain summary information concerning the compensation of the President of the Company for the three years ending with 2005. No other company employee received $100,000 or more in total compensation.

	Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)(6)	Stock Options (3)

Phillip W. Ware	2005	$112,020	None	$ 13,800	300,000
President and Chief	2004	92,000 (4)	None	13,800	None
Executive Officer	2003	92,000 (5)	None	13,800	None

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)
Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.

(3)
Stock Options - Grant of stock options to acquire 50,000 shares was made under the Company’s 1995 Stock Option Plan. Grant of stock options to acquire 250,000 shares was made under the Company’s 2005 Incentive Stock Option Plan

(4)	This amount was accrued in 2004 and paid in 2005.
(5)	Of this amount $23,000 was paid in 2003 and $69,000 was accrued and paid in 2005.
(6)	Payment to SEP-IRA pension plan (all of which was deferred and paid in 2005).

Mr. Ware’s current base salary is $125,000. On June 22, 2005, the Company also approved of its subsidiary granting an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were paid during 2005.

Compensation of Directors

Directors received $71,250 in 2005 as payment for directors fees accrued during the year 2004. Beginning in the year 2005, the Company paid each director an annual fee of $25,000 for director service or a prorated share of that amount based upon time spent serving as a director during any part of the year. The total amount of director fees paid in 2005 for service as a director during 2005 was $54,725.

Stock Options

The Company granted Philip Ware 50,000 stock options, exercisable at $.15 per share and 250,000 stock options, exercisable at $.20 per share, for ten years during the year ended December 31, 2005. The following table provides information about unexercised stock options held by the Named Executive Officers at December 31, 2005:

Aggregated Option/SAR Exercises in 2004 and December 31, 2005 Option/SAR Values
	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs (#) at December 31, 2005		Value of Unexercised In-The-Money Options/SARs at December 31, 2005
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Phillip W. Ware	-0-	-0-	50,000	-	-0-	-
Phillip W. Ware	-0-	-0-	250,000	-	-0-	-

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2005.

All the outstanding options that existed prior to the 2005 Agreement with the State of Florida were terminated as part of the Agreement with the State of Florida and through the mutual releases exchanged as a part of the closing under that Agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee serves with regard to compensation and personnel policies, programs and plans, including management development and succession, and to approve employee compensation and benefit programs. The Compensation Committee’s charter was adopted on December 20, 2005.  A copy of the Compensation Committee Charter may be obtained by a written request addressed to Mr. Robert J. Angerer, Jr., Secretary, P.O. Box 10468, Tallahassee, Florida 32302.  Members of the Compensation Committee are: Herbert D. Haughton and Matthew D. Cannon.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2005, Mr. Robert J. Angerer, Sr. owned 2,067,487 shares, or 4.47%, of our common stock and his son, Mr. Robert J. Angerer, Jr., beneficially owned 2,256,914 shares, or 4.88%, of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 7, 2006, no persons or apparent groups of persons are known by management to own beneficially five percent or more of the Company’s outstanding shares.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2005, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	144,121	300,000	0.95%
Robert J. Angerer, Sr.	2,067,487	50,000	4.58%
Herbert D. Haughton	50,000	50,000	0.21%
Anthony F. Randazzo	100,000	50,000	0.32%
Matthew D. Canon	99,200	50,000	0.32%
Directors and executive officers as a group (a total of 5 persons)	2,460,808	500,000	6.34%
______________________

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans not approved by security holders (1)	250,000	$0.15	750,000
Equity compensation plans approved by security holders (2)	250,000	$0.20	2,050,000
Total:	500,000	$0.15 - 0.20	2,800,000

(1) 1995 Stock Option Plan
(2) 2005 Employee’s Incentive Stock Option Plan

The Company’s 1995 Stock Option Plan was adopted by the Board of Directors of the Company in March 1995. 1,000,000 shares of the Company's common stock were authorized for issuance under the terms of the plan. Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest, who, in the sole opinion of the Committee of the Board administering the Plan, are responsible for the management and/or growth of all or part of the business of the Company. The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.

The Company’s 2005 Employees’ Stock Option and Limited Rights Plan (“Employees’ Plan”) was adopted by the Board on September 27, 2005, for the benefit of officers and other key employees of Coastal and Coastal Caribbean. The Plan was approved by the shareholders at the Annual General Meeting held on December 9, 2005. The Employees’ Plan provides for 2,300,000 shares of Coastal common stock to be reserved for future issuance pursuant to the exercise of stock options. This represents 5% of the total number of shares of the Company’s outstanding common stock. Employees of Coastal or Coastal Petroleum may be granted options to purchase shares of common stock, as determined by the Board in its sole discretion.

Options granted under the Program will be “incentive stock options” within the meaning of section 422A of the Internal Revenue Code of 1986, as amended, which are designed to result in beneficial tax treatment to the employee but no tax deduction to Coastal. The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted option will be equal to or greater than the Fair Market Value of a share of common stock as of the date of grant. Fair Market Value of a share of common stock is defined in the Employees’ Plan. At no time will Coastal have total cumulative stock options outstanding to acquire more than 15% of the outstanding common stock of Coastal under all of its plans.

Item 13.  Certain Relationships and Related Transactions

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2005, Angerer & Angerer billed Coastal Petroleum $72,000 for legal fees.

Robert J. Angerer, Sr.

Mr. Robert J. Angerer, Sr., a director, Vice President and Chairman of the Board of both Coastal Caribbean and Coastal Petroleum, loaned the Companies funds in the total amount of $106,000 to enable them to continue operating during 2003 and 2004 and those loans were repaid in 2005.

On July 15, 2005 Coastal Petroleum acquired a lease and the rights to drill two 5,100 foot wells to test a Mississippian Lodgepole Reef in Valley County, in northeast Montana. Coastal Petroleum acquired these rights for $50,000 from Oil For America, a partnership in which Robert J. Angerer, Sr. is a partner. Included in the agreement is the right to drill additional prospects in the Valley County area.

Coastal Petroleum also acquired leases from Oil For America to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for an additional $50,000. The Company has the option to drill the remaining Lodgepole Reef prospects on these leases.

The leases were acquired on terms and under circumstances that are substantially the same or at least as favorable as those prevailing at the time for comparable transactions with or involving other non-affiliated companies.

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost three years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. During 2005, Igler & Dougherty billed Coastal Petroleum $44,022 for legal fees.

Item 14.  Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2005 and performed the review for the quarter ended September 30, 2005. James Moore & Co., P.L. audited the Company’s financial statements for 2004 and 2003 and performed the review for the quarters ended March 31, 2005 and June 30, 2005.

Fees related to services performed by Baumann, Raymondo and Company, P.A. and James Moore & Co., P.L. in 2005 and 2004 were as follows:

	2005	2004
Audit Fees (1)	$33,668	$22,817
Audit-Related Fees	-0-	-0-
Tax Fees (2)	2,350	1,200
Total	$36,018	$24,017

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors. The Audit Committee for the Company was made up of John D. Monroe and Graham B. Collis until July 28, 2004 when they both resigned as directors. From their resignation until December 9, 2005, the Audit Committee was comprised of the only remaining directors, Phillip W. Ware and Robert J. Angerer, Sr. Since their appointment on December 9, 2005, newly elected directors Matthew D. Cannon and Anthony F. Randazzo have served as the members of the Audit Committee. The Audit Committee pre-approved all audit related and non-audit services in 2005 and 2004.

The Audit Committee has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2005, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has received from, and discussed with Baumann, Raymondo & Company, PA, the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm’s independence from Coastal Caribbean. The Audit Committee has also discussed with Baumann, Raymondo & Company any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that Coastal Caribbean’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	32

Consolidated balance sheets at December 31, 2005 and 2004	34

Consolidated statements of operations for each of the three years in the period ended December 31, 2005 and for the period from January 31, 1953 (inception) to December 31, 2005.	35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 and for the period from January 31, 1953 (inception) to December 31, 2005.	36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2005	37

Notes to consolidated financial statements.	38-47

Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

Exhibits

The following exhibits are filed as part of this report:

10.	Material contracts.

(g)	Stock Option Plan adopted March 7, 1995 filed as Exhibit 4A to form S-8 dated July 28, 1995 (File Number 001-04668) is incorporated herein by reference.

(h)
Memorandum of Settlement dated June 1, 2005 between Coastal Petroleum Company, et al. and the State of Florida filed as Exhibit 10(h) to form 10K-A dated July 27, 2005 (File Number 001-04668) is incorporated herein by reference.

(i)
Incentive Stock Option Plan adopted September 30, 2005 and approved by the shareholders on December 9, 2005 filed as Appendix A to form DEF 14A dated November 3, 2005 (File Number 001-04668) is incorporated herein by reference.

(j)	Code of Ethics applicable to principle executive and financial officers adopted December 20, 2005.

21.	Subsidiaries of the registrant.

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 100 % owned.

23.	Consent of experts and counsel.

23.1	Consent of James, Moore & Co., P.L.

23.2	Consent of Baumann, Raymondo & Company PA

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required by Rule 13a-14(a)-15d-14(a) under the Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip W. Ware.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By:	/s/ Phillip W. Ware
Phillip W. Ware, Chief Executive Officer
President and Principal Financial Officer

Dated: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Phillip W. Ware Phillip W. Ware Director, Chief Executive Officer, President and Principal Financial Officer Dated: March 7, 2006	By /s/ Robert J. Angerer Robert J. Angerer Director and Vice President Dated: March 7, 2006
By /s/ Herbert D. Haughton Herbert D. Haughton Director Dated: March 7, 2006	By /s/Anthony F. Randazzo Anthony F. Randazzo Director Dated: March 7, 2006
By /s/ Matthew D. Cannon Matthew D. Cannon Director Dated: March 7, 2006

INDEX TO EXHIBITS

Exhibit No.

10.(j)	Code of Ethics applicable to principle executive and financial officers adopted December 20, 2005.

23.1	Consent of James Moore & Co., P.L.

23.2	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware