Form 10-Q
period 2006-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2006-05-02
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________

Commission file number 1-4668

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	NONE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House, Church Street, Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ). ☐ Yes ☒ No

The number of shares outstanding of the issuer's single class of common stock as of May 5, 2006 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

MARCH 31, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at March 31, 2006 and December 31, 2005	3

	Consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and for the period from January 31, 1953 (inception) to March 31, 2006	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005 and for the period from January 31, 1953 (inception) to March 31, 2006	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	13

ITEM 4	Controls and Procedures	13

	PART II - OTHER INFORMATION

ITEM 5	Other Information	14

ITEM 6	Exhibits	15

	Signatures	16

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$1,676,615	$2,250,236
Prepaid expenses and other	23,297	199,754
Total current assets	1,699,912	2,449,990

Certificate of deposit	75,000	75,000
Inventory - drilling	21,968	—
Well drilling costs	592,206	—
Petroleum leases	1,875,429	1,860,614
Equipment, net	1,771	1,771

________		________
Total assets	$4,266,286	$4,387,375

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued liabilities	$123,152	$27,526
Income taxes payable	—	35,000
Total current liabilities	123,152	62,526

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,540,069)	(33,358,354)
Total shareholders’ equity	4,143,134	4,324,849
Total liabilities and shareholders’ equity	$4,266,286	$4,387,375

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

COASTAL CARIBBEAN OILS & MINERALS, LTD.

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

			For the
			period from
			Jan. 31, 1953
			(inception)
	Three months ended		to March 31,
	March 31,		2006
	2006	2005

Interest and other income	$15,243	$—	$3,943,537
Gain on settlement	—	—	8,124,016
	15,243	—	12,067,553
Expenses:
Legal fees and costs	46,083	9,033	17,101,150
Administrative expenses	116,374	48,133	10,053,914
Salaries	31,250	24,760	3,899,081
Shareholder communications	3,251	6,060	4,079,160
Goodwill impairment	—	—	801,823
Write off of unproved properties	—	—	5,560,494
Exploration costs	—	—	247,465
Lawsuit judgments	—	—	1,941,916
Minority interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	—	—	2,155,728
	196,958	87,986	45,572,622

Income taxes	—	—	35,000

Net loss	$(181,715)	$(87,986)

Deficit accumulated during
the development stage			$(33,540,069)

Average number of shares
outstanding (basic & diluted)	46,211,604	46,211,604

Net loss per share (basic & diluted)	$(.004)	$(.002)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period
			from Jan. 31, 1953
	Three months ended		(inception)
	March 31,		To
	2006	2005	March 31, 2006

Operating activities:
Net loss	$(181,715)	$(87,986)	$(33,540,069)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(632,974)
Depreciation	—	—	120
Write off of unproved properties	—	—	5,619,741
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	176,457	9,033	(23,297)
Inventory - drilling	(21,968)	—	(21,968)
Accrued liabilities	95,626	65,359	123,152
Income taxes payable	(35,000)	—	—
Net cash provided by (used in) operating activities	33,400	(13,594)	(35,350,815)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(86,952)	—	(5,687,748)
Well drilling costs	(520,069)	—	(520,069)
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	—	—	(75,000)
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(63,540)
Net cash provided by (used in) investing activities	(607,021)	—	1,222,569

Financing activities:
Loans from officers	—	13,500	—
Sale of common stock net of expenses	—	—	30,380,612
Shares issued upon exercise of options	—	—	884,249
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000
Net cash provided by financing activities	—	13,500	35,804,861
Net (decrease) increase in cash and cash equivalents	(573,621)	(94)	1,676,615
Cash and cash equivalents at beginning of period	2,250,236	179	—
Cash and cash equivalents at end of period	$1,676,615	$85	$1,676,615

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company’s) and its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Going Concern

As of March 31, 2006, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.   We, along with various other parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting oil and gas exploration and development activities on land covered by our subsidiary's leases and by royalties held by the Company and others.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

Note 3. Litigation

Florida Case

In June 2005, the Company and others agreed to a final settlement of all claims and rights with the State of Florida (the State) for $12.5 million (the Agreement).

The State paid out the settlement through an intermediary in July 2005. The total settlement and the amount received by the Company was as follows:

Gross settlement proceeds	$12,500,000
Distribution to other parties:
Lykes Mineral Corporation	1,390,000
Outside Royalty Holders	2,540,000
Settlement Consultant	465,000

Gross proceeds to Coastal	8,105,000
Purchase of other CPC shares	802,200
Paid to Coastal Creditors	2,431,000

Net proceeds to Company	$4,872,000

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements (Continued)

Note 3. Litigation (Continued)

As part of the settlement, the Company acquired the remaining minority interests in its subsidiary, Coastal Petroleum for $802,000. As Coastal Petroleum had no tangible or intangible assets at the time the shares were acquired, the full purchase price was assigned to goodwill. The Company reviewed its goodwill related to Coastal Petroleum for impairment and determined the goodwill was fully impaired. Therefore, an impairment charge of $802,000 was made during the quarter ending September 30, 2005. The Company now owns 100% of Coastal Petroleum Company.

For the quarter ending September 30, 2005, the Company recorded a gain on its share of the settlement of $8,124,000 after deducting all direct settlement costs and costs to cancel various royalty rights related to the Florida leases.

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

Note 5. Oil & Gas Development Activity

Drilling Activity

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $592,000 in drilling costs through March 31, 2006 and is currently in the process of completing and testing the well. The drilling results will remain confidential until that process is complete.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 5. Oil & Gas Development Activity (Continued)

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering 131,297 net acres which the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.” The leases are subject to various landowner and overriding royalty interests ranging up to 19.5%.

The first acquisition of the Valley County Leases was in July 2005, when the Company acquired the rights to drill two 6,500 foot wells to test Mississippian Lodgepole Reefs in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The acquisition included a small amount of acreage and the option to drill fifty additional prospects in the Valley County area.

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 103,557 net acres in eastern Montana for $1,568,000. These leases expire in years from 2007 to 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

The Company has an agreement with a consultant entity, controlled by one of the Company’s Directors, to identify Mississipian Lodgepole Reef prospects to be drilled on and near its Valley County Leases. The agreement provides for up to a 25% working interest, 20% net revenue interest in each well after payout, on a well by well basis, to the consulting entity. Under the prior agreement, the Company was required to drill a test well on an identified Lodgepole Reef prospect by March 31, 2006, in order to maintain the contract and have the option to have fifty additional Lodgepole Reef prospects identified. Under the current amended agreement, the Company must drill a test well on an identified Lodgepole Reef prospect by September 30, 2006, in order to maintain the contract and have the option under that contract to have all of the Lodgepole Reef prospects identified over the extent of the Valley County Leases and in surrounding areas.

The Company has recently received two permits, and a third is pending, to drill on its Valley County Leases. The Company estimates the cost to drill a test well on the Valley County Leases to be approximately $500,000 and the Company is actively seeking partners to participate for the bulk of expenditures.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 5. Oil & Gas Development Activity (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from a consultant entity controlled by one of the Company’s Directors. The Company’s agreement with the consultant entity to identify Mississipian Lodgepole Reef prospects to be drilled on and near its Slope County Leases, provides for up to a 25% working interest, 20% net revenue interest in each well after payout, on a well by well basis, to the consulting entity. The leases are also subject to various landowner and overriding royalty interests ranging up to 19.5%.

The Company is obligated to drill a test well before July 31, 2006, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

Florida Leases

The Florida Leases were surrendered to Florida as a part of the 2005 Agreement with Florida and are no longer held by the Company.

Prior to 2005, Coastal Petroleum held three unproved and nonproducing oil, gas and mineral leases granted by the Trustees of the Internal Improvement Fund of the State of Florida (Trustees). These leases covered submerged and unsubmerged lands, principally along the Florida Gulf Coast, and certain inland lakes and rivers throughout the State. The two leases bordering the Gulf Coast were divided into three areas, each running the entire length of the coastline from Apalachicola Bay to the Naples area. Coastal Petroleum held certain royalty interests in the inner area, no interest in the middle area and a 100% working interest in the outside area. Coastal Petroleum also held a 100% working interest in Lake Okeechobee, and a royalty interest in other areas. Coastal Petroleum had agreed not to conduct exploration, drilling, or mining operations on said lake, except with prior approval of the Trustees.

Note 6.  Income Taxes

For the three months ended March 31, 2006 and 2005, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its additional deferred tax asset as a result of its net operating loss carryforward. The Company has approximately $8,800,000 in net operating loss carryforwards at December 31, 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional financing through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company’s test wells to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in world wide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

Oil & Gas Development Activity

Drilling Activity

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $592,000 in drilling costs through March 31, 2006 and is currently in the process of completing and testing the well. The drilling results will remain confidential until that process is complete.

ITEM 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations (Continued)

Oil & Gas Development Activity (Continued)

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering 131,297 net acres which the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.” The leases are subject to various landowner and overriding royalty interests ranging up to 19.5%.

The first acquisition of the Valley County Leases was in July 2005, when the Company acquired the rights to drill two 6,500 foot wells to test Mississippian Lodgepole Reefs in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. The acquisition included a small amount of acreage and the option to drill fifty additional prospects in the Valley County area.

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 103,557 net acres in eastern Montana for $1,568,000. These leases expire in years from 2007 to 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

The Company has an agreement with a consultant entity, controlled by one of the Company’s Directors, to identify Mississipian Lodgepole Reef prospects to be drilled on and near its Valley County Leases. The agreement provides for up to a 25% working interest, 20% net revenue interest in each well after payout, on a well by well basis, to the consulting entity. Under the prior agreement, the Company was required to drill a test well on an identified Lodgepole Reef prospect by March 31, 2006, in order to maintain the contract and have the option to have fifty additional Lodgepole Reef prospects identified. Under the current amended agreement, the Company must drill a test well on an identified Lodgepole Reef prospect by September 30, 2006, in order to maintain the contract and have the option under that contract to have all of the Lodgepole Reef prospects identified over the extent of the Valley County Leases and in surrounding areas.

The Company has recently received two permits, and a third is pending, to drill on its Valley County Leases. The Company estimates the cost to drill a test well on the Valley County Leases to be approximately $500,000 and the Company is actively seeking partners to participate for the bulk of expenditures.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations (Continued)

Oil & Gas Development Activity (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from a consultant entity controlled by one of the Company’s Directors. The Company’s agreement with the consultant entity to identify Mississipian Lodgepole Reef prospects to be drilled on and near its Slope County Leases, provides for up to a 25% working interest, 20% net revenue interest in each well after payout, on a well by well basis, to the consulting entity. The leases are also subject to various landowner and overriding royalty interests ranging up to 19.5%.

The Company is obligated to drill a test well before July 31, 2006, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

Liquidity and Capital Resources

The Company has significantly improved its cash and working capital positions as the result of its settlement with the State of Florida. The Company has $1.677M in cash at March 31, 2006 compared to $179 at March 31, 2005. The Company has paid all its past due accounts and is current with all its vendors and has no loans outstanding.

        As of March 31, 2006, the Company had no revenues, had recurring losses prior to 2005 and has an accumulated deficit during the development stage.   We, along with others, settled several lawsuits in June 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

Results of Operations

Three months ended March 31, 2006 vs. March 31, 2005

         In June 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000. Prior to June 2005, we expensed all our oil and gas property lease costs as impaired as well as substantial legal costs.

         Prior to June 2005, we have been working toward resolution of our legal actions against the State of Florida, and we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Results of Operations (Continued)

expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

    Since June 2005, we have actively acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

    Our interest income increased in 2006 due to the short-term investment of cash received from the settlement. We had no such investments in 2005.

    For 2006 and 2005, we had one employee, and maintained legal counsel on a monthly retainer and maintained our periodic reporting obligations. During 2005, we also attempted to minimize all other operating expenses. During 2006, almost all our operating costs increased due to our lease acquisitions and well drilling activity in North Dakota and Montana resulting in significant increases in travel and lodging costs. In 2006, we also added Company directors, increased director compensation and added director liability insurance.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

    The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2006.

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

PART II - FINANCIAL INFORMATION

ITEM 5 Other Information

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - FINANCIAL INFORMATION

ITEM 6 Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

 COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: April 27, 2006	By:	/s/ Phillip W. Ware
Phillip W. Ware Chief Executive Officer, President and Treasurer