Form 10-Q
period 2006-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2006-08-11
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

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

The number of shares outstanding of the issuer's single class of common stock as of August 9, 2006 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

JUNE 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at June 30, 2006 and December 31, 2005	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to June 30, 2006	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to June 30, 2006	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	13

ITEM 4	Controls and Procedures	14

	PART II - OTHER INFORMATION

ITEM 5	Other Information	15

ITEM 6	Exhibits	16

	Signatures	17

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,220,543	$2,250,236
Prepaid expenses and other	11,649	199,754
Total current assets	1,232,192	2,449,990

Certificate of deposit	75,000	75,000
Well drilling costs	730,020	—
Petroleum leases	2,028,862	1,860,614
Equipment, net	1,771	1,771
Total assets	$4,067,845	$4,387,375

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued liabilities	$94,811	$27,526
Income taxes payable	—	35,000
Total current liabilities	94,811	62,526

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,710,169)	(33,358,354)
Total shareholders’ equity	3,973,034	4,324,849
Total liabilities and shareholders’ equity	$4,067,845	$4,387,375

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

					For the
					period from
					Jan. 31, 1953
					(inception)
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2006	2005	2006	2005	2006

Interest and other income	$11,220	$—	$26,463	$—	$3,954,757
Gain on settlement	—	—	—	—	8,124,016
	11,220	—	26,463	—	12,078,773

Expenses:
Legal fees and costs	65,576	5,024	111,659	14,057	17,166,726
Administrative expenses	80,293	30,358	196,667	78,491	10,134,207
Salaries	33,850	24,759	65,100	49,519	3,932,931
Shareholder communications	1,601	6,000	4,852	12,060	4,080,761
Goodwill impairment					801,823
Write off of unproved properties	—	—	—	—	5,560,494
Exploration costs	—	—	—	—	247,465
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,155,728
	181,320	66,141	378,278	154,127	45,753,942

Income taxes	—	—	—	—	35,000

Net loss	$(170,100)	$(66,141)	$(351,815)	$(154,127)

Deficit accumulated during
the development stage					$(33,710,169)

Weighted average number of Shares outstanding (basic & diluted)	46,221,604	46,221,604	46,221,604	46,221,604

Net loss per share (basic & diluted)	$(.004)	$(.001)	$(.008)	$(.003)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period from Jan. 31, 1953
	Six months ended		(inception)
	June 30,		To
	2006	2005	June 30, 2006
Operating activities:
Net loss	$(351,815)	$(154,127)	$(33,710,169)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(632,974)
Depreciation	—	—	120
Write off of unproved properties	—	—	5,619,741
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	188,105	14,057	(11,649)
Accrued liabilities	67,285	108,481	94,811
Income taxes payable	(35,000)	—	—
Net cash provided by (used in) operating activities	(131,425)	(31,589)	(35,515,640)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(240,385)	—	(5,841,181)
Well drilling costs	(657,883)	—	(657,883)
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	—	—	(75,000)
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(63,540)
Net cash provided by (used in) investing activities	(898,268)	—	931,322

Financing activities:
Loans from officers	—	31,500	—
Sale of common stock net of expenses	—	—	30,380,612
Shares issued upon exercise of options	—	—	884,249
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000
Net cash provided by financing activities	—	31,500	35,804,861
Net (decrease) increase in cash and cash equivalents	(1,029,693)	(89)	1,220,543
Cash and cash equivalents at beginning of period	2,250,236	179	—
Cash and cash equivalents at end of period	$1,220,543	$90	$1,220,543

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company’s), its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and Coastal Petroleum’s wholly owned subsidiary, Williston Basin, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Going Concern

As of June 30, 2006, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.   We, along with various other parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting oil and gas exploration and development activities on land covered by our subsidiary's leases and by royalties held by the Company and others.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

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

Note 5.  Oil & Gas Development Activity

Drilling Activity

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $730,000 in drilling costs through June 30, 2006 and is currently in the process of completing and testing the well. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. The well drilled through several other formations that were prospective for oil or gas and all but two of them have been tested. One is currently being evaluated and the other remains to be tested. The drilling results will remain confidential until that process is complete.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Continued)

Note 5.  Oil & Gas Development Activity (Continued)

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering 137,163.26 net acres, which the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

The first acquisition of the Valley County Leases was in July 2005, when the Company acquired the rights to drill two 6,500 foot wells to test Mississippian Lodgepole Reefs in Valley County, in northeast Montana for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. That acquisition included a small amount of acreage and the option to drill fifty additional prospects in the Valley County area.

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423.26 net acres in eastern Montana for $1,568,000. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2007 to 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

The Company has an agreement with a consultant entity, controlled by one of the Company’s Directors, to identify Mississippian Lodgepole Reef prospects to be drilled on and near its Valley County Leases. Under a prior agreement, the Company was required to drill a test well on an identified Lodgepole Reef prospect by March 31, 2006, in order to maintain the contract and have the option to have fifty additional Lodgepole Reef prospects identified. Under the current amended agreement, the Company must drill a test well on an identified Lodgepole Reef prospect by September 30, 2006, in order to maintain the contract and have the option under that contract to have all of the Lodgepole Reef prospects identified over the extent of the Valley County Leases and in surrounding areas.

The Company has received four permits to drill on its Valley County Leases. The Company estimates the cost to drill a test well on the Valley County Leases to be approximately $500,000 and the Company is actively seeking partners to participate for the bulk of expenditures.

The Company has also agreed to participate and act as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The Company estimates its participation costs in the twin well to be $100,000. The well is located in Valley County and the Company will be the operator until the well is returned to production.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Continued)

Note 5.  Oil & Gas Development Activity (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 8,884.15 gross and 8,198.35 net acres in Slope County. The Company is obligated to drill a test well before September 30, 2006, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

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

Note 6.  Income Taxes

For the three and six months ended June 30, 2006 and 2005, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its additional deferred tax asset as a result of its net operating loss carryforward. The Company has approximately $8,800,000 in net operating loss carryforwards at December 31, 2005.

Note 7.  Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company capitalized $40,000 paid to this entity for the six months ended June 30, 2006. No amounts were incurred for the six months ended June 30, 2005.

The Company pays a monthly retainer to the law firm of Angerer & Angerer. The principals of the law firm include two individuals who are collectively shareholders, officers and

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Continued)

Note 7.  Related Party Transactions (Continued)

a director of the Company. The Company expensed $72,000 and $0 in legal fees for the six months ended June 30, 2006 and 2005, respectively.

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

Critical Accounting Policies

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized

The capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas.

Liquidity and Capital Resources
Liquidity

The Company has significantly improved its cash and working capital positions as the result of its settlement with the State of Florida. The Company has $1.220M in cash at June 30, 2006 compared to $90 at June 30, 2005. The Company has paid all its past due accounts and is current with all its vendors and has no loans outstanding.

As of June 30, 2006, the Company had no revenues, had recurring losses prior to 2005 and had an accumulated deficit during the development stage.   We, along with others, settled several lawsuits in June 2005, which were filed by the Company, our subsidiary Coastal

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

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

The Company acquired oil and gas leasing rights for 25,000 acres in Slope County North Dakota and for two well sites in Valley County, Montana for $100,000 from an entity controlled by one of the Company’s directors. Since that time, some of the leases have expired and the Company currently holds leases on 8,884.15 gross and 8,198.35 net acres in Slope County. The leases include an option to drill for additional prospects in the Valley County area. The leases provide for a 25% working interest, 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner. The Company expects its share of the cost to drill the three initial wells to be approximately $1.5 million over the next twelve months.

In February 2006, the Company acquired new oil and gas leases in eastern Montana covering 27,496 acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior. The Company now holds leases in Valley County covering a total of 137,163.26 net acres. The Company has also received four permits to drill on its Valley County Leases. The Company is actively seeking partners to share the cost of wells it intends to drill over the next year.

In January 2006, the Company drilled its first well in north central Montana under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $730,000 in drilling costs through June 30, 2006 and is currently in the process of completing and testing the well. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. The well drilled through several other formations that were prospective for oil or gas and all but two of those have been tested. One is currently being evaluated and the other remains to be tested. The drilling results will remain confidential until that process is complete.

The Company has also agreed to participate and act as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The Company estimates its participation costs in the twin well to be $100,000. The well is located in Valley County and the Company will be the operator until the well is returned to production. The operation is expected to commence before the end of August 2006.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Six months ended June 30, 2006 vs. June 30, 2005

In June 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000 in July 2005. Prior to June 2005, we expensed all our oil and gas property lease costs as impaired as well as substantial legal costs.

Prior to June 2005, we had been working toward resolution of our legal actions against the State of Florida, and we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

Since June 2005, we have actively acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our interest income increased in 2006 due to the short-term investment of cash received from the settlement. We had no such investments in 2005.

During 2005, we attempted to minimize all other operating expenses. For 2005, we had one employee, and maintained legal counsel on a monthly retainer and maintained our minimum periodic reporting obligations. During 2006, almost all our operating costs increased due to our lease acquisitions and well drilling activity in North Dakota and Montana resulting in significant increases in travel and lodging costs. We also added Company directors, increased director compensation, added director liability insurance and hired an additional administrative employee. Our legal expenses increased in 2006 due to our entering various lease and other contracts and for drafting documents to solicit drilling partners.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended June 30, 2006 vs. June 30, 2005

In June 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000 in July 2005. Prior to June 2005, we expensed all our oil and gas property lease costs as impaired as well as substantial legal costs.

Prior to June 2005, we had been working toward resolution of our legal actions against the State of Florida, and we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

Since June 2005, we have actively acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our interest income increased in 2006 due to the short-term investment of cash received from the settlement. We had no such investments in 2005.

During 2005, we attempted to minimize all other operating expenses. For 2005, we had one employee, and maintained legal counsel on a monthly retainer and maintained our minimum periodic reporting obligations. During 2006, almost all our operating costs increased due to our lease acquisitions and well drilling activity in North Dakota and Montana resulting in significant increases in travel and lodging costs. We also added Company directors, increased director compensation, added director liability insurance and hired an additional administrative employee. Our legal expenses increased in 2006 due to our entering various lease and other contracts and for drafting documents to solicit drilling partners.

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2006.

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

June 30, 2006

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

June 30, 2006

ITEM 6   Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 11, 2006
By:  /s/ Phillip W. Ware

Phillip W. Ware
Chief Executive Officer, President and Treasurer