Form 10-Q
period 2006-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2006-11-09
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

The number of shares outstanding of the issuer's single class of common stock as of November 9, 2006 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

SEPTEMBER 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2006 and December 31, 2005	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to September 30, 2006	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to September 30, 2006	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	13

ITEM 4	Controls and Procedures	14

	PART II - OTHER INFORMATION

ITEM 5	Other Information	15

ITEM 6	Exhibits	16

	Signatures	17

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$641,545	$2,250,236
Income taxes receivable	35,000	-
Prepaid expenses and other	-	199,754
Total current assets	676,545	2,449,990

Certificate of deposit	125,830	75,000
Well drilling costs	961,698	-
Petroleum leases	2,122,384	1,860,614
Equipment, net	10,234	1,771

Total assets	$3,896,691	$4,387,375

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$56,408	$27,526
Income taxes payable	-	35,000
Total current liabilities	56,408	62,526

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,842,920)	(33,358,354)
Total shareholders’ equity	3,840,283	4,324,849
Total liabilities and shareholders’ equity	$3,896,691	$4,387,375

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Expenses:
Legal fees and costs	49,951	76,011	161,610	90,068	17,216,677
Administrative expenses	75,739	52,320	272,406	130,811	10,209,946
Personnel	39,050	44,291	104,150	93,810	3,971,981
Shareholder communications	11,924	12,524	16,776	24,584	4,092,685
Write off of unproved properties	-	-	-	-	5,560,494
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728
	176,664	185,146	554,942	339,273	45,128,783

Other income (expense):
Gain on settlement (Note 4)	-	8,125,900	-	8,125,900	8,124,016
Goodwill impairment	-	(801,923)	-	(801,923)	(801,923)
Interest and other income	8,913	21,657	35,376	21,657	3,963,670
	8,913	7,345,634	35,376	7,345,634	11,285,863

Income tax benefit (expense)	35,000	(35,000)	35,000	(35,000)	-

Net income (loss)	$(132,751)	$7,125,488	$(484,566)	$6,971,361

Deficit accumulated during
the development stage					$(33,842,920)

Weighted average number of shares
outstanding (basic & diluted)	46,221,604	46,221,604	46,221,604	46,221,604

Net loss per share (basic & diluted)	$(.00)	$.15	$(.01)	$.15

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30,
	2006	2005	2006
Operating activities:
Net income (loss)	$(484,566)	$6,971,361	$(33,842,920)
Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill impairment	-	801,923	801,823
Gain on settlement	-	(8,125,900)	(8,124,016)
Write off of unproved properties	-	-	5,619,741
Depreciation	2,100	-	2,220
Minority interest	-	-	(632,974)
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Income taxes receivable	(35,000)	-	(35,000)
Prepaid expenses and other	199,754	14,438	-
Accounts payable and accrued liabilities	28,882	(2,337,420)	56,408
Income taxes payable	(35,000)	35,000	-

Net cash provided by (used in) operating activities	(323,830)	(2,640,598)	35,708,045)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(333,907)	(143,023)	(5,934,703)
Well drilling costs	(889,561)	-	(889,561)
Drilling advances from joint interest owners	632,432	-	-
Net proceeds from settlement	-	8,125,900	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(50,830)	(10,000)	(125,830)
Purchase of minority interest in CPC	-	(801,923)	(801,823)
Equipment purchases	(10,563)	(1,891)	(74,103)
Net cash provided by (used in) investing activities	(1,284,861)	7,169,063	544,729

Financing activities:
Loans from officers	-	31,500	111,790
Repayment of loans to officers	-	(111,790)	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Proceeds from exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by (used in) financing activities	-	(80,290)	35,804,861

Net increase (decrease) in cash and cash equivalents	(1,608,691)	4,448,175	641,545
Cash and cash equivalents at beginning of period	2,250,236	179	-
Cash and cash equivalents at end of period	$641,545	$4,448,354	$641,545

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company’s), its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and Coastal Petroleum’s wholly owned subsidiary, Williston Basin, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Going Concern

As of September 30, 2006, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.   We, along with various other parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting oil and gas exploration and development activities on land covered by our subsidiary's leases and by royalties held by the Company and others.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

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

For the quarter ending September 30, 2005, the Company recorded a gain on its share of the settlement of $8,126,000 after deducting all direct settlement costs and costs to cancel various royalty rights related to the Florida leases.

Lease Taking Case (Lease 224-A)

This proceeding has been dismissed as part of the Agreement with the State.

Royalty Taking Case

This proceeding has been dismissed as part of the Agreement with the State.

Lease Taking Case (Lease 224-B)

This proceeding has been dismissed as part of the Agreement with the State.

Note 4. Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (for 2006, the Company reported a net loss; for 2005, the fair value of the common stock exceeded the option price at September 30, 2005).

Note 5. Oil & Gas Development Activity

Drilling Activity

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $773,000 in drilling costs through September 30, 2006 and is currently in the process of completing and testing the well. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and all but one of them have been tested. The remaining formation will be tested after the Company completes the drilling of the twin well in Valley County which is currently the Company’s primary focus. Drilling results will remain confidential until that process is complete.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 5.  Oil & Gas Development Activity (Continued)

The Company has participated in and is acting as operator in a twin well to the only known well to produce from the Lodgepole in Montana. Drilling on the well began in early September and was expected to be completed within the month. However, delays and equipment difficulties have extended the drilling time and added to the cost of the well. The Company is still in the process of finishing the project and will provide results of the drilling when the project is complete and the results are available. The Company estimates its participation costs in the twin well to be $200,000. The total cost of the well is estimated to be $1 Million. The well is located in Valley County and the Company will be the operator until the well has reached production.

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

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423.26 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2007 to 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

The Company has an agreement with a consultant entity, controlled by one of the Company’s Directors, to identify Mississippian Lodgepole Reef prospects to be drilled on and near its Valley County Leases. Previously under the agreement, the Company was required to drill a test well on an identified Lodgepole Reef prospect by a certain time, however, there is no longer a drilling obligation under the agreement.

The Company has received four permits to drill on its Valley County Leases. The Company estimates the cost to drill a test well on the Valley County Leases to be approximately $800,000 and the Company is seeking partners to participate for the bulk of expenditures.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 5. Oil & Gas Development Activity (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 7,671.68 gross and net acres in Slope County. The Company is obligated to drill a test well before January 15, 2007, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

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

Note 6. Income Taxes

For the three and nine months ended September 30, 2006, the Company reported a loss for both financial statement reporting and income tax purposes. For the three and six months ended September 30, 2005, the Company reported a net income for financial statement reporting, but reported a net loss for income tax purposes due to the utilization of net operating loss carryforwards. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $8,800,000 in net operating loss carryforwards at December 31, 2005.

Note 7. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company capitalized $60,720 and $36,341 paid to this entity for the nine months ended September 30, 2006 and 2005, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Continued)

Note 7. Related Party Transactions (Continued)

The Company pays a monthly retainer to the law firm of Angerer & Angerer. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $108,000 and $36,000 in legal fees for the nine months ended September 30, 2006 and 2005, respectively.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company has expensed $43,640 and $33,785 in legal fees and costs for the nine months ended September 30, 2006 and 2005 respectively.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
Liquidity

The Company has $642,000 in available cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2006 compared to $2,250,000 at December 31, 2005. The Company is current with all its vendors and has no loans outstanding.

As of September 30, 2006, the Company had no revenues, had recurring losses prior to 2005 and had an accumulated deficit during the development stage.   We, along with others, settled several lawsuits in June 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and others against the State of Florida (See Notes 3 and 5).  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

The Company acquired oil and gas leasing rights for 25,000 acres in Slope County North Dakota and for two well sites in Valley County, Montana for $100,000 from an entity controlled by one of the Company’s directors. Since that time, some of the leases have expired and the Company currently holds leases on 7,671.68 gross and net acres in Slope County. The leases include an option to drill for additional prospects in the Valley County area. The leases provide for a 25% working interest, 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner. The Company expects its share of the cost to drill the three initial wells to be approximately $1.5 million over the next twelve months.

In February 2006, the Company acquired new oil and gas leases in eastern Montana covering 27,496 acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior. The Company now holds leases in Valley County covering a total of 137,163.26 net acres. The Company has also received four permits to drill on its Valley County Leases and continues to seek partners to share the cost of wells it intends to drill over the next year.

In January 2006, the Company drilled its first well in north central Montana under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $773,000 in drilling costs through September 30, 2006 and is currently in the process of completing and testing the well. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and all but one of them have been tested. The remaining formation will be tested after the Company completes the drilling of the twin well in Valley County which is currently the Company’s primary focus. The drilling results will remain confidential until that process is complete.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The Company has participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. Drilling on the well began in early September and was expected to be completed within the month. However, delays and equipment difficulties (for example having to wait three weeks for a service rig) have extended the drilling time and added to the cost of the well. The Company is still in the process of finishing the project and will provide results of the drilling when the project is complete and the results are available. The Company estimates its participation costs in the twin well to be $200,000. The well is located in Valley County and the Company will be the operator until the well reaches production. The well is expected to be completed by December 31, 2006.

Results of Operations

Nine months ended September 30, 2006 vs. September 30, 2005

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

Our interest income increased in 2006 due to the short-term investment of cash received from the settlement. We had no such investments until July 2005.

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

Three months ended September 30, 2006 vs. September 30, 2005

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

Our interest income decreased in 2006 due to the reduction in short-term investments of cash received from the settlement from 2005 due to drilling and operating expenses.

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

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2006.

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

September 30, 2006

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

September 30, 2006

ITEM 6 Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: November 9, 2006	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer, President and Treasurer