Form 10-K/A
period 2005-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-02-01
CIK 21239

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

Coastal Caribbean Oils and Minerals, Ltd. (the “Company”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Report”). This Amendment No. 1 is being filed solely to amend certain disclosures in Part II, Item 8. Financial Statements and Supplementary Data—Note 1. Summary of Significant Accounting Policies— Section titled “Stock Based Compensation” and Note 6. Stock Option Plans to further comply with the disclosure requirements of paragraphs 8 through 10 and paragraph 45c of SFAS 123. We have also amended the language in Item 9A. Controls and Procedures to conform to the disclosure requirements of Item 307 and 308(c) of Regulation S-K. Conforming changes have also been made to Exhibits 31.1 and 32.1 included in the Original Report, are being currently dated, and have been changed from those filed in the Original Report in order to comply with the current format set forth in Item 601(b)(31) of Regulation S-K. No other changes to the Original Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

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

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

				For the period from Jan. 31, 1953
				(inception)
	Years ended December 31,			To
	2005	2004	2003	Dec. 31, 2005
Operating activities:
Net income (loss)	$6,765,844	$(672,907)	$(1,008,180)	$(33,358,355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	(8,124,016)	-	-	(8,124,016)
Goodwill impairment	801,823	-	-	801,823
Minority interest	-	-	-	(632,974)
Depreciation	120	-	-	120
Write off of unproved properties	-	-	59,247	5,619,741
Common stock issued for services	-	-	-	119,500
Compensation recognized for stock option grant	-	-	-	75,000
Recoveries from previously written off properties	-	-	-	252,173
Net change in:
Prepaid expenses and other	(183,432)	71,625	326,752	(199,755)
Accrued liabilities	(2,349,680)	518,296	322,208	27,528
Income taxes payable	35,000	-	-	35,000
Other assets	-	-	-	-
Net cash used in operating activities	(3,054,341)	(82,986)	(299,973)	(35,384,215)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(1,860,614)	-	(59,247)	(5,600,796)
Net proceeds from settlement	8,124,016	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	-	246,733
Purchase of certificates of deposit	(75,000)	-	-	(75,000)
Purchase of Minority interest in CPC	(801,823)	—	-	(801,823)
Purchase of equipment	(1,891)	-	-	(63,540)
Net cash provided by (used in) investing activities	5,384,688	-	(59,247)	1,829,590

Financing activities:
Loans from Officers	31,500	80,290	-	111,790
Repayment of loans to officers	(111,790)	-	-	(111,790)
Sale of common stock, net of expenses	-	-	-	30,380,612
Shares issued upon exercise of options	-	-	-	884,249
Sale of shares by subsidiary	-	-	70,000	820,000
Sale of subsidiary shares	-	-	-	3,720,000
Net cash provided by financing activities	(80,290)	80,290	70,000	35,804,861
Net increase (decrease) in cash and cash equivalents	2,250,057	(2,696)	(289,220)	2,250,236
Cash and cash equivalents at beginning of period	179	2,875	292,095	-
Cash and cash equivalents at end of period	$2,250,236	$179	$2,875	$2,250,236

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

Stock Based Compensation

The Company uses the fair value based method of accounting for its stock option plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock issued to employees. Compensation expense resulting from stock options issued under the stock option plan (Note 6) is measured at the grant date based upon the difference between the exercise price and the market value of the common stock. All stock options issued to employees during 2005 were granted at an exercise price equal to the market value at the date of grant. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company provides the disclosure requirements of SFAS 123 and the Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123 for employee arrangements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. SFAS No. 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The provisions of SFAS No. 123R, which are effective for fiscal periods beginning after December 15, 2005, apply to all awards granted, modified, canceled, or repurchased after December 15, 2005, as well as the unvested portion of the prior awards.

Under SFAS No. 123, the fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value of options issued to employees and directors: risk-free interest rate of 4.52% in 2005; no dividend yield; expected life of five years; and expected volatility of 146%. Had the compensation cost of stock options issued to employees and directors been determined on the basis of fair value pursuant to SFAS No. 123, the net income (loss) and earnings (loss) would have been as follows:

	2005	2004	2003
Net income (loss):
Net income (loss)	$6,765,844	$(672,907)	$(1,008,180)
Less: stock-based employee and director compensation determined under the fair value method for all awards, net of related tax effect	73,000	-	-
Proforma net income (loss)	$6,692,844	$(672,907)	$(1,008,180)

Earnings (loss) per share:
Basic and diluted as reported	$.15	$(.01)	$(.02)
Less: stock-based employee and director compensation determined under the fair value method for all awards, net of related tax effect	.01	-	-
Proforma earnings (loss) per share	$.14	$(.01)	$(.02)

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

6.  Stock Option Plans

At December 31, 2005, the Company maintains two stock-based employee compensation plans.

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

In December 2005, the Company issued options to its directors to acquire 200,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in December 2015 The Company determined the fair value of the stock did not exceed the exercise price on the date of issue..

During 2005, the Company adopted a Stock Option Plan covering 2,300,000 shares of the Company’s common stock. In September 2005, the Company issued an option to its president to acquire 250,000 shares of the Company’s common stock at a price of $..15 per share under the Company’s stock option plan, subject to the approval of the Plan by shareholders. The Plan was approved at the shareholders meeting on December 9, 2005. The option expires in ten years. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue .

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for options issued to employees, which is referred to as the intrinsic value method. Under that method no expense related to their issuance has been recognized in the accompanying financial statements.

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2003 and 2004	700,000.91		.91	637,000
Nullified, cancelled or released during 2005	(700,000)	.91	.91	637,000
Issued during 2005	500,000.15		.15	75,000
Outstanding and exercisable at December 31, 2005	500,000.15		.15	75,000

Available for grant at December 31, 2005	2,775,000

Summary of Employee Options Outstanding at December 31, 2005

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15

Granted 2005	250,000	Dec. 20, 2015	.15
Granted 2005	200,000	Dec. 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2005, 2004 and 2003 was 10 years, 8 years and 9 years, respectively.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015. The market value of the stock equaled the exercise price on the date of issue.

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2003 and 2004.	-	-	-	-
Nullified, cancelled or released during 2005.	-	-	-	-
Issued during 2005.	25,000.15		.15	3,750
Outstanding and exercisable at December 31, 2005.	25,000.15		.15	3,750

The Company follows SFAS 123 in accounting for stock options issued to non-employees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.52% in 2005; no dividend yield; expected life of five years; expected volatility of 144%.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2005

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

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

9.  Selected quarterly financial data (unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2005 and 2004:

2005	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(88)	(66)	(185)	(233)
Gains and other income	-	-	8,147	28
Income Taxes	-	-	(35)	-
Impairment of goodwill	-	-	(802)	-
Net income (loss)	(88)	(66)	7,125	(205)
Per share (basic & diluted)	(.002)	(.001)	.154	(.004)

Weighted average number of shares outstanding	46,212	46,212	46,212	46 212

2004	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(192)	(171)	(152)	(158)
Gains and other income	-	-	-	-
Income Taxes	-	-	-	-
Net income (loss)	(192)	(171)	(152)	(158)
Per share (basic & diluted)	(.004)	(.004)	(.003)	(.003)

Weighted average number of shares outstanding	46,212	46,212	46,212	46,212

Item 9A.  Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submitsunder the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of December 31, 2005 were effective.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

Exhibits

The following exhibits are filed as part of this report:

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

COASTAL CARIBBEAN OILS & MINERALS, LTD. (Registrant)

Dated: January 31, 2007	By:	/s/ Phillip W. Ware
Phillip W. Ware, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware