Form 10-Q/A
period 2006-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-02-01
CIK 21239

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

________________________________________________________________________________
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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
SEPTEMBER 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2006 and December 31, 2005	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to September 30, 2006	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005 and for the period from January 31, 1953 (inception) to September 30, 2006	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

ITEM 4	Controls and Procedures	10

	PART II - OTHER INFORMATION

ITEM 5	Other Information

ITEM 6	Exhibits	11

	Signatures	12

Explanatory Note:

Coastal Caribbean Oils and Minerals, Ltd. (the “Company”) is hereby amending its previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Original Report”). This Amendment No. 1 is being filed to amend Part I - Financial Information Item 1 Financial Statements by adding Note 6. New Accounting Pronouncements; and to amend the language in Item 4. Controls and Procedures to conform to the disclosure requirements of Item 307 and 308(c) of Regulation S-K. Conforming changes have also been made to Exhibits 31.1 and 32.1 included in the Original Report, which are being currently dated and have been changed from those filed in the Original Report in order to comply with the current format set forth in Item 601(b)(31) of Regulation S-K. No other changes to the Original Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

Part I - Financial Information

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$641,545	$2,250,236
Income taxes receivable	35,000	-
Prepaid expenses and other	-	199,754
Total current assets	676,545	2,449,990

Certificate of deposit	125,830	75,000
Well drilling costs	961,698	-
Petroleum leases	2,122,384	1,860,614
Equipment, net	10,234	1,771

Total assets	$3,896,691	$4,387,375

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$56,408	$27,526
Income taxes payable	-	35,000
Total current liabilities	56,408	62,526

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(33,842,920)	(33,358,354)
Total shareholders’ equity	3,840,283	4,324,849
Total liabilities and shareholders’ equity	$3,896,691	$4,387,375

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

Note 6. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. SFAS No. 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro-forma disclosure. The provisions of SFAS No. 123R, which are effective for fiscal periods beginning after December 15, 2005, apply to all awards granted, modified, canceled, or repurchased after December 15, 2005, as well as the unvested portion of the prior awards.

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, which did not have a material financial impact on the Company’s financial statements.

Note 7. Income Taxes

For the three and nine months ended September 30, 2006, the Company reported a loss for both financial statement reporting and income tax purposes. For the three and six months ended September 30, 2005, the Company reported a net income for financial statement reporting, but reported a net loss for income tax purposes due to the utilization of net operating loss carryforwards. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company has approximately $8,800,000 in net operating loss carry-forwards at December 31, 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q/A
(Amendment No. 1)
PART I - FINANCIAL INFORMATION

ITEM 1Financial Statements (Continued)

Note 8. Related Party Transactions

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

ITEM 4  Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of September 30, 2006 were effective.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q/A
(Amendment No. 1)

PART II - OTHER INFORMATION

September 30, 2006

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

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: January 31, 2007	By	/s/ Phillip W. Ware
Phillip W. Ware Chief Executive Officer, President and Principal Financial Officer