Form 10-K
period 2006-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-03-28
CIK 21239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to_________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,852,762 (U.S.) at June 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 46,211,604 shares outstanding as of March 21, 2007.

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

None

Item 14.	Principal Accountant Fees and Services	67

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	69

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

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. At December 31, 2006, Coastal Caribbean's principal asset was its 100% interest in its subsidiary Coastal Petroleum. Coastal Petroleum's principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 137,163 net acres of land in Valley and Blaine Counties, Montana and approximately 9,150.31 net acres of land in Billings, Slope and Stark Counties, North Dakota.

Prior to acquiring leases in Montana and North Dakota, Coastal Petroleum was the lessee under State of Florida oil, gas and mineral leases covering approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers. For more than 15 years, the State of Florida used laws, policies and permit denials to prevent Coastal from using its leases. The Company vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them, but Florida courts ultimately ruled against the Company. See Item 3. “Legal Proceedings”.

After the United States Supreme Court refused to hear the case in 2004, the State of Florida approached the Company regarding a possible buyback of the Company’s leases on the condition that all parties with oil, gas or mineral interests in the lands covered by the leases were joined in one agreement. On June 1, 2005 the Company, Coastal Petroleum and other royalty holders (“Royalty Holders”) entered an agreement to exchange mutual releases, dismiss pending actions and to surrender the leases and royalty rights back to the State of Florida in exchange for a total compensation of $12.5 million to be divided among the parties in interest.

By agreement with the State, the compensation received under the Agreement was deposited into an escrow account and payments were made to the Royalty Holders, Lykes Mineral Corporation, the Settlement Consultant, and creditors of both Coastal Caribbean and Coastal Petroleum. The Company and its subsidiary received approximately $4,872,000 in net proceeds. The Company also regained 100% ownership of its subsidiary, Coastal Petroleum.

The Company has utilized the funds it received from the Agreement with the State of Florida to acquire the leases in Montana and North Dakota described above and to begin drilling there. No commercial oil or gas discoveries have yet been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production.

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company has begun to explore for oil and gas in Montana. On January 14, 2006, the Company began drilling a well in north-central Montana. On January 30, 2006, the Company announced that the Blaine County well had been drilled to its objective and production casing was set. The Company completed and tested multiple zones in the well that potentially could contain oil or gas. While the targeted Lodgepole reef was reached and while gas was encountered in uphole zones, none of the zones contained commercial quantities of oil or gas.

The Company also drilled a well, along with several other participants, in Valley County, Montana. The well was a twin to the Evaline 1-18 well, the only Lodgepole producer in Montana. The well began on September 5, 2006, and after some delays, completion and testing recommenced in February of 2007. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company.

The Company is working to complete a Formal Agreement with Victory Energy Corporation, (“Victory”) with whom it currently has a Letter of Intent. In conjunction with Victory, The Company is proceeding with the process of permitting wells in its main block of leases in Valley County, Montana.

The Company expects the Formal Agreement to result in the drilling of approximately three more exploratory wells in 2007 in its search for oil and gas from the Lodgepole and other formations which have produced or may produce oil or gas in the Williston Basin. These wells would be on the Montana leases the Company currently holds or on additional leases subsequently acquired.

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

Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2006 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

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

On January 14, 2006, the Company began drilling a well on this property. The well was drilled into the targeted Lodgepole reef and the production casing was set. The Company completed and tested multiple zones in the well that potentially could contain oil or gas. While gas was encountered, none of the zones contained commercial quantities of oil or gas.

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 137,163 net acres. The Company’s working interest in these properties is 100%. At payout, the Company’s working interest is reduced to 75%. Most of the leases were acquired during 2005, but approximately 27,780 gross acres (27,740 net acres) were acquired in February of 2006. There has been no drilling yet by the Company on these leases and the Company has no proved reserves on the property.

The Company has entered into a Letter of Intent with Victory Energy Corporation and is currently working on a Formal Agreement which would allow Victory to earn a 50% interest in these Valley County, Montana Leases by drilling at least three wells at its cost and paying $1,225,000 to Coastal over the next 12-13 months.

Billings, Slope and Stark Counties, North Dakota

The Company owns leases covering approximately 9,150.31 net acres in these three counties. The Company’s working interest in these properties is 100%. At payout, the Company’s working interest is reduced to 75%. The Company has no proved reserves on the property and has not yet begun any drilling on it.

The Company originally acquired these and other leases covering approximately 30,345 gross acres in 2005, however, some of the leases have since expired.

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2006:

Acreage under lease at December 31, 2006

	Gross Acres*		Net Acres**
Lease Location	Undeveloped	Developed	Undeveloped	Developed
Montana	138,897.09	0	137,163.26	0
North Dakota	9,388.94	0	9,150.31	0
Total:	148,286.03	0	146,313.57	0

* A gross acre is an acre in which a working interest is owned.
** A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Two wells were drilled in 2006. No wells were drilled in 2005 or 2004.

Drilling Activity

During 2006, the Company drilled one well and participated in and operated another well that was drilled with other participants.

First, the Company drilled an exploratory well beginning on January 14, 2006 and set production casing in that well in late January 2006. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Multiple other zones, or formations, were drilled through that were prospective for oil or gas. Each of them was tested and while gas was encountered, none of the formations contained economic quantities of oil or gas. This well cost approximately $800,000.

In its second well of the year, the Company participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. Drilling on the well began in early September and delays and equipment difficulties extended the drilling time and added to the cost of the well, but completion and testing recommenced in February of 2007. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000 and the total cost of the well was approximately $1,220,000.

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

We have yet to discover economic quantities of oil or gas products on any of our properties. In addition, because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand, the proposed agreement with Victory Energy, revenues from operations and the other sources of liquidity are sufficient enough to fund our operations through fiscal 2007. After that time we will need to rely on cash flow from operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

Our common stock is considered a ’low-priced' security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely be a decrease in the willingness of broker-dealers to make a market in our common shares, decreased liquidity of our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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
•
If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

a.	injury or loss of life;
b.	severe damage to and destruction of property, natural resources and equipment;
c.	pollution and other environmental damage;
d.	clean-up responsibilities;
e.	regulatory investigation and penalties;
f.	suspension of our operations; and
g.	repairs to resume operations.

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

To accelerate our development efforts we plan to take on other working interest participants that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our potential operating revenues.

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

As of year end we did not earn any money from oil and gas sales to pay for our operating expenses. For the fiscal year ended December 31, 2006 we reported a net loss and we cannot give you any assurance that we will generate profits in the near future, or at all. If we fail to generate profits and we are unable to obtain financing to continue our operations, we could be forced to severely curtail, or possibly even cease, our operations.

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

(5) Undeveloped Acreage.

The Company's undeveloped acreage as of December 31, 2006 was as follows:

	Gross Acres	Net Acres
Montana	138,897.09	137,163.26
North Dakota	9,388.94	9,150.31
Total:	148,286.03	146,313.57

(6) Drilling Activity.

The Company drilled one well and operated and participated in the drilling of a second well in 2006. See Drilling Activity section under Item 1 Business at page 9.

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

PART II

Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board and the Pink Sheets (Pink Sheets LLC) during the last two years were as follows:

2005	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.17	.22	.21	.21
Low	.075	.06	.095	.085

2006	1st quarter	2nd quarter	3rd quarter	4th quarter

High	.72	.73	.39	.23
Low	.15	.32	.21	.12

Holders.

The approximate number of record holders of the Company's common stock at March 20, 2007 was 8,015.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $34,979,152 at December 31, 2006 and to finance its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon Coastal Caribbean's current passive income, it is likely that Coastal Caribbean will be classified as a PFIC in 2007.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2006. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Consolidated Financial Information

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the five years in the period ended December 31, 2006 has been extracted from the Company's consolidated financial statements.

	Years ended December 31,
	2006	2005	2004	2003	2002

Net income (loss)	$(1,621)	$6,766	$(673)	$(1,008)	$(2,448)

Net income (loss) per share (basic and diluted)	(.04)	.15	(.01)	(.02)	(.05)

Cash and cash equivalents and marketable securities	343	2,250	-	3	292

Unproved oil, gas and, mineral properties (full cost method)	2,200	1,861	-	-	-

Total assets	2,709	4,387	17	91	707

Shareholders' (deficit) equity:
Common stock	5,545	5,545	5,545	5,545	5,545
Capital in excess of par value	32,138	32,138	32,138	32,138	32,068
Deficit accumulated during the development stage	(34,979)	(33,358)	(40,124)	(39,451)	(38,443)
Total shareholders’ (deficit) equity	$2,704	$4,325	$(2,441)	$(1,768)	$(830)

Common stock shares outstanding (weighted average)	44,212	44,212	44,212	44,212	44,734

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

General

We are now an active independent oil and gas exploration company. Through our subsidiary Coastal Petroleum, we have acquired mineral rights in Montana and North Dakota in the oil producing region known as the Williston Basin. Our objective formations on those leases include the Lodgepole and several others. The Company's future growth will be driven primarily by exploration and development activities. Our business strategy is to increase shareholder value by acquiring and drilling reasonably priced prospects that have good potential, whether in the Williston Basin or in other parts of the United States, with the goal of shaping the Company into a producing independent oil and gas firm. We will continue to seek high quality exploration projects with potential for providing long-term drilling inventories that generate high returns.

In Montana, we have obtained the rights to explore in one area which will be our primary area of focus and we drilled exploratory wells in two other areas: the primary area is a large tract in Valley County in eastern Montana; and the two wells were drilled on a smaller tract in Blaine County in north central Montana and under a farmin agreement on a location in Valley County, south of the Company’s primary acreage. These first two wells reached the targeted Lodgepole reef, but were not commercial successes. We are moving forward to begin exploration on our primary area of focus.

The first well we drilled was on the smaller tract in Blaine County in north central Montana, more than 130 miles west of our Valley County acreage. We drilled to a depth of 4,600 feet and reached the targeted Lodgpole reef, but the reef had been flushed with water and there was no oil present. The well passed through multiple other zones that potentially contained oil or gas while drilling to the Lodgepole reef. Each of the other zones was tested and while gas was present in some of the zones, it was not present in commercial quantities. We will not pursue any further drilling in this area.

The Evaline twin well in Valley County, Montana was the other well that we participated in and operated. It was drilled to total depth into the Lodgepole reef that was targeted and encountered oil, but not in sufficient quantities for the Company to earn its interest. We then moved uphole and perforated the Mission Canyon Formation which had a significant show of oil while we were drilling to the Lodgepole. We tested the Mission Canyon and it too contained oil, but again not in sufficient quantities for us to earn an interest in the well. Under the Agreement with Farmor Helis, there was a production threshold that had to be met to earn the interest and that threshold could not be met. The Farmor, Helis, may complete the Evaline twin well and establish production at less than the threshold. However, we will move forward from this well and focus on our primary area.

Our primary area of focus covers approximately 137,163.26 net acres in eastern Montana, close to known production from a Lodgepole reef in Valley County. This area of Montana has a number of other producing formations in addition to the Lodgepole. It is in this area of primary focus that we have signed a Letter of Intent with Victory Energy Corporation (“Victory”). We are currently working with Victory to complete the Formal Agreement which should be completed by April 6, 2007. Under the Agreement, Victory will be required to drill a minimum of three wells on our Valley County leases and to make payments totaling $1,225,000 over the next twelve to thirteen months to us in return for a 50% interest in the leases.

Under the terms of the Letter of Intent which will be incorporated into the Formal Agreement, Victory will commence drilling the first well to test one of our Lodgepole reef prospects within three months of the execution of the Agreement. A second well will be started within four and half months to test a 34,000 acre shallow gas prospect on the leases. The third well under the Agreement will be drilled to test another of our Lodgepole reef prospects and will begin within eight months of the Agreement. The wells will be drilled at Victory’s sole cost and Victory will also participate in paying the lease rentals once the Formal Agreement is signed.

Additional terms of the Letter of Intent provide for Victory to earn a 50% working interest in the spacing unit covered by each well while we will retain the other 50% of the working interest. Victory will also earn an undivided 1/6th working interest in all of our Valley County Leases after each well is drilled. After the three wells are drilled, the Company and Victory will each have a 50% working interest in all of the Valley County, Montana leases. We have also agreed to work together to explore an Area of Mutual Interest within twenty miles of the Leases, encompassing approximately 1,000,000 acres.

We expect that the relationship with Victory Energy will allow the Company to begin exploration of its Valley County leases and to improve the financial standing of the Company until production can be established. It will also allow the Company to become active in this oil play which has very good potential, but with a small initial investment.

In North Dakota, we control the working interest on approximately 9,150 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells in North Dakota is deeper than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.2 million to drill. We intend to bring in others to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position, but we do not yet have any commitments from potential participants for drilling in North Dakota. The drilling deadline on the North Dakota leases has been extended until April 1, 2007.

We plan to drill or participate in approximately three exploratory wells in 2007. However, the number of wells that we drill in 2007 and their cost will be subject to various factors, including the completion of the agreement with Victory, the availability of drilling rigs that we can hire and whether we drill alone or with other participants. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the three wells to depend upon many factors including those above which may affect the cost of operations and whether and to what extent others participate with the Company.

Liquidity and Capital Resources

As more fully described in Note 1 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position and the proposed agreement with Victory will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At December 31, 2006, we have $343,000 in cash compared to $2,250,000 at December 31, 2005. In July 2005, we and others settled all our lawsuits with the State of Florida for a total of $12,500,000. Our share of the proceeds was $8,105,000, from which we paid all our legal related obligations and creditors, and acquired the remaining minority interest in Coastal Petroleum, after which we netted $4,872,000 in cash.

During 2006, we spent $1,358,000 for well drilling costs and acquisition and maintenance of our oil and gas lease rights including:

•
The payment of rentals on the 137,163.26 net acres of leases we have in Valley County, Montana, totaling $340,000. These leases are subject to various overriding royalty interests held by others of up to 19.5%. The leases expire in years from 2007 to 2014.

•
The drilling of two oil and gas exploratory wells. The Blaine County, Montana well was drilled by Coastal Petroleum at its sole cost. The Valley County Evaline twin well was operated by Coastal Petroleum, who was also one of six participants in the well. The Company was responsible for 1/6th of the costs of the drilling, completing and testing of that well. Together the Company spent $1,018,000 on the drilling, completing and testing of the two wells.

We expect to continue to participate with others to drill additional wells both in Montana and North Dakota.

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

During 2006, the Company drilled one well and participated in the drilling of a second well that did not prove commercial quantities of oil or gas, and expensed the $1,018,000 of drilling costs.

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

2006 vs. 2005

During 2006, we drilled two wells and continued to seek additional leases and prospects as well as capital partners with whom to drill them. However, we did not recognize any revenue in 2006, wrote off the costs of our two wells and realized a loss of $(1,621,000). During 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000. This gain provided us with our first reported net income for 2005 of $6,766,000.

For most of 2005, we had been working toward resolution of our legal actions against the State of Florida. During this time, we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

Our expenses increased overall in 2006 from 2005 due to our operational focus to oil exploration from pursuing legal actions. Our operating expenses were $678,000 and $572,000 for 2006 and 2005, respectively. The largest increase was in administrative expenses in 2006 from 2005 due to increases in travel, lodging and other costs related our well drilling program and the addition of one employee. Our shareholder related expenses decreased in 2006 due to holding a shareholder meeting in 2005 that was not held in 2006.

For 2005, we reported a goodwill impairment expense of $802,000. For 2006, we wrote off our drilling costs of $1,018,000.

2005 vs. 2004

During 2005, we settled all our legal actions with the State of Florida and realized a gain of $8,124,000. In previous years, we expensed all our oil and gas property lease costs as impaired as well as substantial legal costs. This gain provided us with our first reported net income for 2005 of $6,800,000, compared to a net loss of $(673,000) for 2004.

For most of 2005 and 2004, we were working toward resolution of our legal actions against the State of Florida. During this time, we continued to suffer declining financial condition and a lack of resources to continue pursuing expensive and lengthy litigation. We minimized expenses, deferred payments and borrowed funds from our officers to maintain our legal efforts against the State of Florida.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 2006, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $342,541, the fair value was $342,541and the face value was $342,541. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.
Apalachicola, Florida

We have audited the consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
Coastal Caribbean Oils & Minerals, Ltd.:

We have audited the accompanying consolidated statements of operations, cash flows and common stock and capital in excess of par value of Coastal Caribbean Oils & Minerals, Ltd. (a development stage company) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Coastal Caribbean Oils & Minerals, Ltd. for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has incurred recurring losses and has a deficit accumulated during the development stage. These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications or liabilities that may result from the outcome of these uncertainties.

/s/ James Moore & Co., P.L.
March 15, 2005
Gainesville, Florida

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$342,541	$2,250,236
Prepaid expenses and other	29,255	199,754
Total current assets	371,796	2,449,990

Certificates of deposit	126,313	75,000
Petroleum leases	2,199,809	1,860,614
Equipment, net	11,455	1,771
___________
Total assets	$2,709,373	$4,387,375
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,322	$27,526
Income taxes payable	-	35,000
Total current liabilities	5,322	62,526

Shareholders' (deficit) equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(34,979,152)	(33,358,354)
Total shareholders’ (deficit) equity	2,704,051	4,324,849
Total liabilities and shareholders’ (deficit) equity	$2,709,373	$4,387,375

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

				For the period from
				Jan. 31, 1953
				(inception)
	Years ended December 31,			to
	2006	2005	2004	Dec. 31, 2006

Gain on settlement	$-	$8,124,016	$-	$8,124,016
Interest and other income	41,350	50 723	1	3,969,644
	41,350	8,174,739	1	12,093,660

Expenses:
Legal fees and costs	204,169	155,388	327,091	17,259,236
Administrative expenses	313,743	201,847	208,414	10,251,283
Salaries	143,200	112,020	112,838	4,011,031
Shareholder communications	17,601	102,817	24,565	4,093,510
Goodwill impairment	-	801,823	-	801,823
Write off of unproved properties	1,018,435	-	-	6,578,929
Exploration costs	-	-	-	247,465
Lawsuit judgments	-	-	-	1,941,916
Minority interests	-	-	-	(632,974)
Other	-	-	-	364,865
Contractual services	-	-	-	2,155,728
	1,697,148	1,373,895	672,908	47,072,812

Net income (loss) before income	(1,655,798)	6,800,844	(672,907)	-
taxes

Income tax benefit (expense)	35,000	(35,000)	-	-

Net income (loss)	$(1,620,798)	$6,765,844	$(672,907)

Deficit accumulated during the
development stage				$(34,979,152)

Net income (loss) per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.035)	$.146	$(.015)

Weighted average number of shares outstanding (basic and diluted)	46,211,604	46,211,604	46,211,604

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

				For the period from Jan. 31, 1953
				(inception)
	Years ended December 31,			To
	2006	2005	2004	Dec. 31, 2006

Operating activities:
Net income (loss)	$(1,620,798)	$6,765,844	$(672,907)	$(34,979,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	(8,124,016)	-	(8,124,016)
Goodwill impairment	-	801,823	-	801,823
Minority interest	-	-	-	(632,974)
Depreciation	1,398	120	-	1,518
Write off of unproved properties	1,018,435	-	-	6,638,176
Common stock issued for services	-	-	-	119,500
Compensation recognized for stock option grant	-	-	-	75,000
Recoveries from previously written off properties	-	-	-	252,173
Net change in:
Prepaid expenses and other	170,499	(183,432)	71,625	(29,256)
Accrued liabilities	(22,204)	(2,349,680)	518,296	5,324
Income taxes payable	(35,000)	35,000	-	-
Other assets	-	-	-	-
Net cash used in operating activities	(487,670)	(3,054,341)	(82,986)	(35,871,884)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(339,195)	(1,860,614)	-	(5,939,991)
Well drilling costs	(1,018,435)	-	-	(1,018,435)
Net proceeds from settlement	-	8,124,016	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	-	246,733
Purchase of certificates of deposit	(51,313)	(75,000)	-	(126,313)
Purchase of Minority interest in subsidiary	-	(801,823)	--	(801,823)
Purchase of equipment	(11,082)	(1,891)	-	(74,623)
Net cash provided by (used in) investing activities	(1,420,025)	5,384,688	-	409,564

Financing activities:
Loans from Officers	-	31,500	80,290	111,790
Repayment of loans to officers	-	(111,790)	-	(111,790)
Sale of common stock, net of expenses	-	-	-	30,380,612
Shares issued upon exercise of options	-	-	-	884,249
Sale of shares by subsidiary	-	-	-	820,000
Sale of subsidiary shares	-	-	-	3,720,000
Net cash provided by financing activities	-	(80,290)	80,290	35,804,861
Net increase (decrease) in cash and cash equivalents	(1,907,695)	2,250,057	(2,696)	342,541
Cash and cash equivalents at beginning of period	2,250,236	179	2,875	-
Cash and cash equivalents at end of period	$342,541	$2,250,236	$179	$342,541

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2006

			Capital in
	Number of	Common	Excess
	Shares	Stock	of Par Value
Shares issued for net assets and unrecovered costs
at inception	5,790,210	$579,021	$1,542,868
Sales of common stock	26,829,486	3,224,014	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	799,760
Market value ($2.375 per share) of shares issued in
1953 to acquire an investment	54,538	5,454	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
overriding royalty (sold in prior year) in nonproducing
leases of Coastal Petroleum	84,210	8,421	-
Market value of shares issued for services rendered
during the period 1954-1966	95,188	9,673	109,827
Net transfers to restate the par value of common stock
outstanding in 1962 and 1970 to $0.12 per share	-	117,314	(117,314)
Increase in Company's investment (equity) due to
capital transactions of Coastal Petroleum in 1976	-	-	117,025
Balance at December 31, 1990	33,363,632	4,003,636	19,395,084
Sale of subsidiary shares	-	-	300,000
Balance at December 31, 1991	33,363,632	4,003,636	19,695,084
Sale of subsidiary shares	-	-	390,000
Balance at December 31, 1992	33,363,632	4,003,636	20,085,084
Sale of subsidiary shares	-	-	1,080,000
Balance at December 31, 1993	33,363,632	4,003,636	21,165,084
Sale of subsidiary shares	-	-	630,000
Balance at December 31, 1994	33,363,632	4,003,636	21,795,084
Sale of subsidiary shares	-	-	600,000
Balance at December 31, 1995	33,363,632	4,003,636	22,395,084
Sale of common stock	6,672,726	800,727	5,555,599
Sale of subsidiary shares	-	-	480,000
Exercise of stock options	10,000	1,200	12,300
Balance at December 31, 1996	40,046,358	4,805,563	28,442,983
Sale of subsidiary shares	-	-	240,000
Exercise of stock options	10,000	1,200	10,050
Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	28,693,033
Sale of common stock	3,411,971	409,436	2,729,329
Compensation recognized for stock option grant	-	-	75,000
Balance at December 31, 2000 and 2001	43,468,329	5,216,199	31,497,362
Sale of common stock	2,743,275	329,193	570,449
Balance as of December 31, 2002	46,211,604	5,545,392	32,067,811
Sale of subsidiary shares	-	-	70,000
Balance as of December 31, 2003, 2004, 2005 and 2006	46,211,604	$5,545,392	$32,137,811

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

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

Equipment

Equipment is recorded at cost. Depreciation is provided using straight-line over five years, the estimated useful lives of the assets.

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
December 31, 2006

1. Summary of significant accounting policies (Cont'd)

Prior to 2005, the Company’s undeveloped and nonproducing Florida properties were subject to extensive litigation with the State of Florida and all costs associated with oil and gas properties were deemed impaired and had been expensed.

During 2006, the Company drilled one well and participated in the drilling of a second well that did not prove commercial quantities of oil or gas, and expensed the $1,018,000 of drilling costs.

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

Financial instruments

The carrying value for cash and cash equivalents, certificates of deposit, and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Stock Based Compensation

The Company uses the fair value based method of accounting for its stock option plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. SFAS No. 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The Company adopted the modified prospective application transition method as proscribed by SFAS No. 123R, which applies to all new awards and to awards granted, modified, canceled, or repurchased after January 1, 2006, as well as the unvested portion of the prior awards. The adoption of SFAS No. 123R resulted in no changes to the 2006 or prior financial statement amounts or disclosures.

Prior to January 1, 2006, the Company followed the provisions of APB Opinion No. 25 and related Interpretations in accounting for stock issued to employees. Compensation expense resulting from stock options issued under the stock option plan (Note 6) is measured at the grant date based upon the difference between the exercise price and the market value of the common stock. All stock options issued to employees during 2005 were granted at an exercise price equal to the market value at the date of grant. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company provides the disclosure

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

1. Summary of significant accounting policies (Cont'd)

requirements of SFAS 123 and the Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123 for employee arrangements for 2005 and 2004.

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

	2005	2004
Net income (loss)	$6,765,844	$(672,907)
Less: stock-based employee and director compensation determined under the fair value method for all awards, net of related tax effect	73,000	-

Proforma net income (loss)	$6,692,844	$(672,907)

Earnings (loss) per share:
Basic and diluted as reported	$.146	$(.015)
Less: stock-based employee and director compensation determined under the fair value method for all awards, net of related tax effect	(.001)	-

Proforma earnings (loss) per share	$.145	$(.015)

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementation dates subsequent to the Company’s year end. Management does not believe that any of these new standards will have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has no recurring revenues, had recurring losses in 2006 and prior to 2005, and has a deficit accumulated during the development stage. Management believes its current cash position and proposed agreement with Victory (see Note 3) will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.

These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

1. Summary of significant accounting policies (Cont'd)

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

In 2005, Coastal Petroleum also acquired 45 of its shares (15.20%) from others as part of the settlement with the State of Florida for $802,000. As Coastal Petroleum had no tangible or intangible assets at the time the shares were acquired, the full purchase price was assigned to goodwill. The Company reviewed its goodwill related to Coastal Petroleum for impairment and determined the goodwill was fully impaired. Therefore, an impairment charge of $802,000 was expensed in 2005. Coastal Petroleum is a wholly owned subsidiary of Coastal Caribbean at December 31, 2006.

3. Unproved Oil, Gas and Mineral Properties

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The Company has capitalized $800,000 in drilling costs through December 31, 2006. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and each of them has been tested. While gas was encountered in the testing, the well did not contain economic quantities of oil or gas.

The Company has also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000. The total cost of the well was approximately $1,260,000.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

3. Unproved Oil, Gas and Mineral Properties (Cont'd)

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

The Company signed a Letter of Intent with Victory Energy Corporation (“Victory”) and is currently working with Victory to complete the Formal Agreement which should be completed by April 6, 2007. Under the Agreement, Victory would be required to drill a minimum of three wells on the Company’s Valley County leases and to make payments totaling $1,225,000 over the next twelve to thirteen months to Coastal Petroleum in return for a 50% interest in the leases.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006
3. Unproved Oil, Gas and Mineral Properties (Cont'd)

Under the terms of the Letter of Intent, which will be incorporated into the Formal Agreement, Victory will commence drilling the first well to test one of the Company’s Lodgepole reef prospects within three months of the execution of the Agreement. A second well will be started within four and half months to test a 34,000 acre shallow gas prospect on the leases. The third well under the Agreement will be drilled to test another of the Company’s Lodgepole reef prospects and will begin within eight months of the Agreement. The wells will be drilled at Victory’s sole cost and Victory will also participate in paying the lease rentals once the Formal Agreement is signed.

Additional terms provide that Victory will earn a 50% working interest in the spacing unit covered by each well while Coastal Petroleum will retain the other 50% of the working interest. Victory will also earn an undivided 1/6th working interest in all of the Company’s Valley County Leases after each well is drilled. After the three wells are drilled, Coastal Petroleum and Victory will each have a 50% working interest in all of the Valley County, Montana leases. The parties have also agreed to work together to explore an Area of Mutual Interest within twenty miles of the Leases, encompassing approximately 1,000,000 acres.

The Company is working with Victory to begin the permitting process on the first wells to be drilled under the formal agreement. The first of the wells is expected to begin before the end of July, 2007. The Company estimates the cost to drill the initial test well on the Valley County Leases to be approximately $800,000.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 9,388.94 gross and 9,150.31 net acres in Slope County. The Company is obligated to drill a test well before April 1, 2007, and has the option to drill the remaining Lodgepole reef prospects on these leases. The Company intends to work with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

4. Litigation

Settlement Agreement with the State of Florida

The State paid out the settlement through an intermediary in July 2005. The total settlement and the amount received by the Company were as follows:

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

5. Common Stock (cont.)

There was no activity in Common Stock during 2006, 2005 and 2004.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

6.  Stock Option Plans

At December 31, 2006, the Company maintains two stock-based employee compensation plans.

During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company’s common stock. In July 2005, the Company issued an option to its president to acquire 50,000 shares of the Company’s common stock at a price of $.15 per share under the Company’s stock option plan. The option expires in ten years and was fully vested when issued. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue and no expense was recorded in 2005.

Unexcercised options that existed prior to the 2005 Agreement with the State of Florida were terminated by the Agreement or the releases exchanged during the process of closing the Agreement.

In December 2005, the Company issued options to its directors to acquire 200,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in December 2015 and was fully vested when issued. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue.

During 2005, the Company adopted a Stock Option Plan covering 2,300,000 shares of the Company’s common stock. In September 2005, the Company issued an option to its president to acquire 250,000 shares of the Company’s common stock at a price of $.20 per share under the Company’s stock option plan, subject to the approval of the Plan by shareholders. The Plan was approved at the shareholders meeting on December 9, 2005. The option expires in ten years and was fully vested when issued. The Company determined the fair value of the stock did not exceed the exercise price on the date of issue.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments in 2006.

Prior to January 1, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for options issued to employees, which is referred to as the intrinsic value method. Under that method no expense related to the issuance of stock options has been recognized in the accompanying financial statements for 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

6.  Stock Option Plans (Cont'd)

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2004	700,000.91		.91	637,000
Nullified, cancelled or released during 2005	(700,000)	.91	.91	637,000
Issued during 2005	500,000	.15 - .20	.18	87,500
Outstanding and exercisable at December 31, 2005	500,000	.15 - .20	.18	87,500
Issued during 2006	-	-	-	-
Outstanding and exercisable at December 31, 2006	500,000	.15 - .20	.18	87,500

Available for grant at December 31, 2006	2,775,000

Summary of Employee Options Outstanding at December 31, 2006

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	200,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2006, 2005 and 2004 was 9 years, 10 years and 8 years, respectively.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued. The market value of the stock equaled the exercise price on the date of issue.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

6.  Stock Option Plans (Cont'd)

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2004	-	-	-	-
Nullified, cancelled or released during 2005	-	-	-	-
Issued during 2005	25,000.15		.15	3,750
Outstanding and exerciseable at December 31, 2005	25,000.15		.15	3,750
Issued during 2006	-	-	-	-
Outstanding and exercisable at December 31, 2006	25,000.15		.15	3,750

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments to non-employees in 2006.

Prior to January 1, 2006, the Company followed SFAS 123 in accounting for stock options issued to non-employees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.52% in 2005; no dividend yield; expected life of five years; expected volatility of 144%.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2005

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

7. Income taxes

The Company is organized under the laws of Bermuda. Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida. For 2006, the subsidiary has net taxable loss. The subsidiary will have approximately $10,000,000 in net operating losses to carry forward to 2007.The remaining net operating loss carry forwards expire in periods from 2009 through 2026 as follows: $62,000 in 2009, $571,000 in 2010, $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, and $1,400,000 in 2026. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

For 2005, the Company provided an estimated U.S. income tax provision of $35,000 resulting from the settlement with the State of Florida. The Company ultimately did not realize a tax liability for 2005 and this provision was reversed in 2006 as an income tax benefit.

Significant components of the Company’s deferred tax assets were as follows:

	2006	2005
Net operating losses	$3,800,000	$3,300,000
Accruals to related parties	-	-
Write off of unproved properties	-	-
Total deferred tax assets	3,800,000	3,300,000
Valuation allowance	(3,800,000)	(3,300,000)
Net deferred tax assets	$-	$-

Components of the income tax provision are as follows:

	2006	2005	2004
Provision for income taxes
Current provision (benefit) for income taxes	$(35,000)	$1,345,000	$-
Provision for deferred tax liability	-	-	-
Benefit of other deductible carryforward items	-	(617,000)	-
Benefit of net operating loss	(600,000)	(693,000)	(253,000)
Deferred asset valuation allowance (reversal)	600,000	-	253,000

Net income tax provision (benefit)	$(35,000)	$35,000	$-

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

8. Related party transactions

Oil and Gas Exploration Activities

In 2005, the Company acquired various oil and gas rights for one time fees of $100,000 from an entity controlled by one of the Company’s Directors.

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company capitalized $72,800 and $50,000 paid to this entity for the year ended December 31, 2006 and 2005, respectively.

Services

The Company expensed $144,000, $72,000 and $288,000 in fees by Angerer & Angerer in 2006, 2005 and 2004, respectively. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and re-elected a Vice President of Coastal Caribbean and Coastal Petroleum in December 2005.

The Company expensed $50,453, $44,022 and $8,000 for legal fees by the law firm of Igler & Dougherty, PA, during 2006, 2005, and 2004. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

9. Selected quarterly financial data (unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2006 and 2005:

2006	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(197)	(181)	(177)	(1,130)
Gains and other income	15	11	9	6
Income Taxes	-	-	35	-
Impairment of goodwill Net income (loss)	- (182)	- (170)	- (133)	- (1,136)
Per share (basic & diluted)	(.004)	(.004)	(.003)	(.024)
Weighted average number of shares outstanding	46,212	46,212	46,212	46 212

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
December 31, 2006

9. Selected quarterly financial data (unaudited) (Cont'd)

2005	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(88)	(66)	(185)	(233)
Gains and other income	-	-	8,147	28
Income Taxes	-	-	(35)	-
Impairment of goodwill Net income (loss)	- (88)	- (66)	(802) 7,125	- (205)
Per share (basic & diluted)	(.002)	(.001)	.154	(.004)
Weighted average number of shares outstanding	46,212	46,212	46,212	46 212

10. Concentrations of credit risk

All demand and certificate of deposits are held by national banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured up to $100,000 under FDIC protection. Demand deposit bank balances totaled $358,798 and $2,446,458 at December 31, 2006 and 2005, respectively. Certificate of deposit balances were $126,313 and $75,000 at December 31, 2006 and 2005, respectively.

11. Significant fourth quarter adjustments

During the fourth quarter of 2006, the Company drilled one well and participated in the drilling of a second well that did not prove commercial quantities of oil or gas, and expensed the $1,018,000 of drilling costs.

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

New Independent Accountants

On August 18, 2005 the Company retained Baumann Raymondo & Company, P.A. as its independent public accountants.

Item 9A.  Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of December 31, 2006 were effective.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

Directors

As of December 31, 2006, the board of directors included five members, one of whom, Mr. Ware, also serves as an executive officer. The board is divided into three classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office. The Company has not held an annual meeting since the annual meeting held in December 2005 due to the high cost of holding such a meeting. Therefore the director whose term expired at the annual meeting to be held in 2006 continues to serve until his successor is elected and assumes office.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Directors With Three Year Terms Expiring at the 2008 Annual Meeting:
Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer
Mr. Ware, age 57, has been employed by Coastal Petroleum Company since 1976. He has served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida.

Robert J. Angerer, Sr.	2003	Vice President and Chairman of the Board	Mr. Angerer, age 60, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He has been a partner in the Tallahassee law firm of Angerer & Angerer since 1994. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003.

Directors With Two Year Terms Expiring at the 2007 Annual Meeting
Herbert D. Haughton	N/A	None
Mr. Haughton, age 65, is a banking, corporate and securities lawyer. He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law.

Anthony F. Randazzo, Ph.D.	N/A	None
Dr. Randazzo, age 65, is Professor Emeritus of Geological Sciences at the University of Florida where he has worked since 1967. He served as Chairman of the Department of Geology at the University of Florida from 1988 to 1995. He is also currently a co-principal and President of the geotechnical consulting firm Geohazards, Inc. which he was instrumental in forming in1985. He earned his B.S. degree at The City College of New York in 1963, his M.S. from the University of North Carolina at Chapel Hill 1965, and his Ph.D. from the University of North Carolina at Chapel Hill in 1968. He is a Registered Professional Geologist in the State of Florida and the State of Georgia.

Director With One Year Term Expiring at the 2006 Annual Meeting
Matthew D. Cannon	N//A	None
Mr. Cannon, age 62, is currently a partner in the Cannon Trading Partnership, which he formed in 1993. From 1991 to 1992 he served as a partner in Seisma Drilling Corporation. From 1988 to 1991 he served as vice president and director of Hilb, Rogal and Hamilton Company, an insurance agency located in Gainesville, Florida which specialized in underwriting, rating, sales, collections and claims associated with commercial lines insurance policies. Prior to that he served as vice president and director of the Cannon-Treweek insurance agency from 1968 to1988.

Executive Officers

Phillip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, Sr., became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003. Effective August 18, 2005, Kenneth Michael Cornell of Cornell & Associates, Inc. resigned as the Chief Financial Officer and Principal Accounting Officer of the Company, at which time Mr. Ware was appointed Principle Accounting Officer.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

The Company’s executive compensation program reflects the Company’s philosophy that executive’s compensation should be structured so as to closely align executives’ interests with the interests of our shareholders. The primary objectives of the Company in determining compensation are to emphasize operating performance criteria that enhance shareholder value and to establish and maintain a competitive executive compensation program that enables the Company to retain and motivate a highly qualified executive who will contribute to the long-term success of the Company. When used in this Compensation Discussion and Analysis section, the term “named executive officer” means the person listed in the Summary Compensation Table.

Consistent with this philosophy, we seek to provide compensation for the named executive officer that is similar to comparable companies in the oil and gas industry. In making these determinations, we annually review each compensation component and compare it to market reference points. The application of our compensation philosophy to our named executive officer is described below in this Compensation Discussion and Analysis section.

Executive Compensation Program Design

The objective of the Company and the compensation committee is to attract, retain and motivate the most highly qualified executive officer who will contribute to the Company’s goals by consistently delivering exceptional performance while working within the annual budget of a development stage Company. In order to accomplish the Company’s goals, we believe compensation paid to the executive officer should be designed around a combination of a competitive based salary combined with performance-based pay including equity-based or other incentives which thereby align the interest of our executive officer with those of the Company’s shareholders.

Base salary constituted nearly all of the compensation package of the indicated named executive officer during the year ended December 31, 2006.

At the request of the compensation committee, our compensation program is reviewed on an annual basis to ensure it meets the objectives of our compensation program and is benchmarked with the market. Prior compensation from the Company, such as gains from previously awarded stock options, is not generally taken into account in setting other elements of compensation, such as base pay and long-term incentive awards. We believe that our executive officer should be fairly compensated each year relative to market pay levels of our peer groups and internal equity within the Company.

Compensation Program Benchmarking

The compensation committee endeavors to conduct its review on an annual basis for the named executive officer to ensure that our compensation program works as designed and intended. This review by the compensation committee also facilitates discussion among the members of the compensation committee regarding our compensation program.

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2006:

2006 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the compensation committee’s first meeting of each year, the compensation committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2006 based upon the factors set out above. The compensation committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2006 Long-Term Incentives. The Company has in the past provided long-term incentives. Primarily this has been done through the issuance of stock options, however there is no set program or requirements for issuance of the stock options. Instead, stock options may be issued at the discretion of the compensation committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The compensation committee did not grant any stock options in 2006 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled. On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were earned or paid during 2006.

Retirement and Other Benefits

We currently do not offer retirement programs within the Company that are intended to supplement the employee’s personal savings and social security. However, the Company contributes to the SEP-IRA of the named executive employee. The Company believes that this contribution assists the Company in maintaining a competitive position in terms of retaining our named executive employee.

Other Benefits

The Company does not provide the named executive officer with perquisites or other personal benefits. The Company does provide healthcare insurance for its named executive officer, which the Company believes assists in maintaining a competitive position in terms of retaining him.

Board Process and Independent Review of Compensation Program

The compensation committee is responsible for determining the compensation of our directors and our Chief Executive Officer. In addition, the compensation committee is authorized to exercise all the powers granted to it in its charter. The compensation committee charter provides that the compensation committee will have access to the necessary corporate resources to carry out its charter authority.

For our Chief Executive Officer, the compensation committee evaluates and assesses our Chief Executive Officer’s performance related to leadership, financial and operating results, board relations, and other material considerations. These considerations as well as market information concerning compensation for similar positions are then incorporated into the compensation committee’s compensation adjustment decisions. Market information is obtained through various sources including reference to materials published by the American Association of Petroleum Geologists (AAPG) annually in their AAPG Explorer. These materials review compensation being paid to geologists holding various degrees and of varying years of experience in oil and gas companies across the country.

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2006. We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s current base salary is $125,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(5) ($)	Total ($)
Phillip W. Ware, Chief Executive Officer,	2006	125,000	-	-	-	-	-	13,800	138,800
President, Chief Financial Officer,	2005	112,020	-	-	47,000	-	-	13,800	172,820
Director	2004	92,000(4)	-	-	-	-	-	13,800	105,800

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
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

(4)	This amount was accrued in 2004 and paid in 2005.
(5)	Payment to SEP-IRA pension plan (2004 and 2005 amounts were deferred and paid in 2005).

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company granted Mr. Ware an option to acquire 50,000 shares of our common stock, exercisable at $.15 per share and 250,000 shares of our common stock, exercisable at $.20 per share, for ten years during the year ended December 31, 2006. The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2006.

All the outstanding options that existed prior to the 2005 Agreement with the State of Florida were terminated as part of the Agreement with the State of Florida and through the mutual releases exchanged as a part of the closing under that Agreement.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 held by the named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Phillip W. Ware	50,000	-	-	0.15	July 25, 2015	-	-	-	-
	250,000	-	-	0.20	September 27, 2015	-	-	-	-

Option Exercises

There were no options exercised in 2006.

Compensation of Directors

The compensation committee of our Board sets the compensation of our directors. In determining the appropriate level of compensation for our directors, the compensation committee considers the commitment required from our directors in performing their duties on behalf of the Company, as well as comparative information the committee obtains from various sources. Set forth below is a description of the compensation of our directors.

Annual Retainers and Other Fees and Expenses.

We pay our directors an annual retainer of $25,000. There is currently no provision for paying directors additional fees based upon attending meetings, service on a committee, or serving as chair of a committee. We do not regularly compensate directors for their service through stock options, although in the past the Company has issued stock options to Directors. We do reimburse directors for travel, lodging and related expenses they may incur in attending shareholder, Board and committee meetings.

Directors were paid $125,000 and $54,725 in 2006 and 2005, respectively. Beginning in the year 2005, the Company paid each director an annual fee of $25,000 for director service or a prorated share of that amount based upon time spent serving as a director during any part of the year. Certain directors were also paid $71,250 in 2005 as payment for directors fees accrued during the year 2004. The following table shows the compensation of the Company’s directors for the year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip W. Ware	25,000	-	-	-	-	-	25,000

Robert J. Angerer, Sr.	25,000	-	-	-	-	-	25,000

Herbert D. Haughton	25,000	-	-	-	-	-	25,000

Matthew D. Cannon	25,000	-	-	-	-	-	25,000

Anthony F. Randazzo	25,000	-	-	-	-	-	25,000

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

Compensation Committee Report
To the Shareholders of
Coastal Caribbean Oils & Minerals, Ltd.:

The Compensation Committee has reviewed and discussed with management of the Company the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

March 21, 2007	COMPENSATION COMMITTEE

Matthew D. Cannon, Chair
Herbert D. Haughton

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2006, Mr. Robert J. Angerer, Sr. owned 2,067,487 shares, or 4.47%, of our common stock and his son, Mr. Robert J. Angerer, Jr., beneficially owned 2,256,914 shares, or 4.88%, of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 21, 2006, no persons or apparent groups of persons are known by management to own beneficially five percent or more of the Company’s outstanding shares.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2006, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	204,121	300,000	1.09%
Robert J. Angerer, Sr.	2,067,587	50,000	4.58%
Herbert D. Haughton	50,000	50,000	0.21%
Anthony F. Randazzo	100,000	50,000	0.32%
Matthew D. Canon	105,300	50,000	0.33%
Directors and executive officers as a group (a total of 5 persons)	2,527,008	500,000	6.55%
______________________

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2006

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

Item 13.  Certain Relationships and Related Transactions

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2006 and 2005, Angerer & Angerer billed Coastal Petroleum $144,000 and $72,000 respectively for legal fees.

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

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost three years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. During 2006 and 2005, Igler & Dougherty billed Coastal Petroleum $50,453 and 44,022, respectively for legal fees.

Item 14.  Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2006 and 2005 and performed the reviews for 2006 and the quarter ended September 30, 2005. James Moore & Co., P.L. audited the Company’s financial statements for 2004 and performed the review for the quarters ended March 31, 2005 and June 30, 2005.

Fees related to services performed by Baumann, Raymondo and Company, P.A. and James Moore & Co., P.L. in 2006 and 2005 were as follows:

	2006	2005
Audit Fees (1)	$30,500	$33,668
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	2,350
Total	$30,500	$36,018

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors. The Audit Committee for the Company was made up of John D. Monroe and Graham B. Collis until July 28, 2004 when they both resigned as directors. From their resignation until December 9, 2005, the Audit Committee was comprised of the only remaining directors, Phillip W. Ware and Robert J. Angerer, Sr. Since their appointment on December 9, 2005, newly elected directors Matthew D. Cannon and Anthony F. Randazzo have served as the members of the Audit Committee. The Audit Committee pre-approved all audit related and non-audit services in 2006, 2005 and 2004.

The Audit Committee has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2006, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that Coastal Caribbean’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	32

Consolidated balance sheets at December 31, 2006 and 2005	34

Consolidated statements of operations for each of the three years in the period ended December 31, 2006 and for the period from January 31, 1953 (inception) to December 31, 2006.	35

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006 and for the period from January 31, 1953 (inception) to December 31, 2006.	36

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2006	37

Notes to consolidated financial statements.	38-51

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

(j)
Code of Ethics applicable to principle executive and financial officers adopted December 20, 2005 filed as Exhibit 10(j) to form 10K dated March 8, 2006 (File Number 001-04668) is incorporated herein by reference.

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

Dated: March 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer,		Director and Vice President
President and Principal Financial Officer

Dated: March 21, 2007		Dated: March 21, 2007

By	/s/ Phillip W. Ware	By	/s/Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer,		Director and Vice President
President and Principal Financial Officer

Dated: March 21, 2007		Dated: March 21, 2007

By	/s/Herbert D. Haughton	By	/s/Anthony F. Randazzo
	Herbert D. Haughton		Anthony F. Randazzo
	Director		Director

Dated: March 21, 2007		Dated: March 21, 2007

By	/s/Matthew D. Cannon
Matthew D. Cannon
Director

Dated: March 21, 2007

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of James Moore & Co., P.L.

23.2	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware