Form 10-Q
period 2007-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-05-10
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q

March 31, 2007

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at March 31, 2007 and December 31, 2006	3

	Consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and for the period from January 31, 1953 (inception) to March 31, 2007	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 and for the period from January 31, 1953 (inception) to March 31, 2007	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	11
ITEM 4	Controls and Procedures	11

	PART II - OTHER INFORMATION

ITEM 5	Other Information	12

ITEM 6	Exhibits	13

	Signatures	14

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31, 2007	December 31, 2006
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$155,840	$342,541
Prepaid expenses and other	19,504	29,255
Total current assets	175,344	371,796

Certificates of deposit	126,313	126,313
Petroleum leases	2,268,670	2,199,809
Equipment, net	10,825	11,455

Total assets	$2,581,152	$2,709,373

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$44,141	$5,322
Total current liabilities	44,141	5,322

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(35,146,192)	(34,979,152)
Total shareholders’ equity	2,537,011	2,704,051
Total liabilities and shareholders’ equity	$2,581,152	$2,709,373

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

	Three months ended March 31,		For the period from Jan. 31, 1953 (inception) to March 31, 2007
	2007	2006

Interest and other income	$1,194	$15,243	$3,970,838
Gain on settlement	-	-	8,124,016
	1,194	15,243	12,094,854
Expenses:
Legal fees and costs	52,691	46,083	17,311,927
Administrative expenses	66,913	116,374	10,318,196
Salaries	39,050	31,250	4,050,081
Shareholder communications	9,580	3,251	4,103,090
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	-	6,578,929
Exploration costs	-	-	247,465
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728
	168,234	196,958	47,241,046

Net loss	$(167,040)	$(181,715)

Deficit accumulated during the development stage			$(35,146,192)

Average number of shares outstanding (basic & diluted)	46,211,604	46,211,604

Net loss per share (basic & diluted)	$(.004)	$(.004)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Three months ended March 31,		For the period from Jan. 31, 1953 (inception) To
	2007	2006	March 31, 2007

Operating activities:
Net loss	$(167,040)	$(181,715)	$(35,146,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	630	-	2,148
Write off of unproved properties	-	-	6,638,176
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	9,751	176,457	(19,505)
Inventory - drilling	-	(21,968)	-
Accrued liabilities	38,819	95,626	44,143
Income taxes payable	-	(35,000)	-
Net cash provided by (used in) operating activities	(117,840)	33,400	(35,989,724)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(68,861)	(86,952)	(6,008,852)
Well drilling costs	-	(520,069)	(1,018,435)
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	-	-	(126,313)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(68,861)	(607,021)	340,703

Financing activities:
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	-	-	35,804,861
Net (decrease) increase in cash and cash equivalents	(186,701)	(573,621)	155,840
Cash and cash equivalents at beginning of period	342,541	2,250,236	-
Cash and cash equivalents at end of period	$155,840	$1,676,615	$155,840

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company), its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and Coastal Petroleum’s wholly owned subsidiary, Williston Basin, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2. Going Concern

As of March 31, 2007, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management is exploring options to sell interests in its leases or team with others for oil and gas exploration and development activity, although there no assurance these efforts will be successful. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3. Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

Note 4.  Oil & Gas Development Activity

Drilling Activity

Currently the Company is not drilling any wells.

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and each of them has been tested. While gas was encountered in the testing, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. This well will be abandoned by the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

The Company has also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,260,000. This well will be abandoned by the participants with the Company acting as operator until abandonment is completed.

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

The Company has an agreement with a consultant entity, controlled by one of the Company’s Directors, to identify Mississippian Lodgepole Reef prospects to be drilled on and near its Valley County Leases. Previously under the agreement, the Company was required to drill a test well on an identified Lodgepole Reef prospect by a certain deadline, however, there is no longer a drilling obligation under the agreement.

The Company’s Letter of Intent with Victory Energy Corporation (Victory) has expired and the Company is currently looking to team with another entity to explore the Company’s leases. Under the Letter of Intent, Victory had agreed to complete and execute a Formal Agreement within 60 days and to pay the Company $250,000 upon the execution of that Formal

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

Agreement. The 60 days expired and instead of executing the Agreement, Victory requested an extension, but could give the Company no assurances that it would be able to complete the transaction even with the extension. Therefore, an agreement could not be reached regarding an extension of the time to execute the Formal Agreement and the Letter of Intent expired. The two Companies have parted ways and Coastal has begun discussions with other entities regarding the exploration of its leases.

The Company has already begun the permitting process for drilling on a 34,000 acre shallow natural gas prospect on its Montana leases. This prospect alone is of interest to independent oil and gas companies and the initial well to test the prospect would be less than the cost of a Lodgepole test well, since it is not as deep.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 9,388.94 gross and 9,150.31 net acres in Slope County. The Company is obligated to drill a test well before June 1, 2007, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to partner with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,200,000.

Note 5.  Income Taxes

For the three months ended March 31, 2007 and 2006, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2006.

Note 6. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three months ended March 31, 2007 and 2006, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $36,000 and $36,000 in legal fees for the three months ended March 31, 2007 and 2006, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company has expensed $4,038 and $8,633 in legal fees and costs for the three months ended March 31, 2007 and 2006, respectively.

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

Liquidity and Capital Resources
Liquidity

The Company has $156,000 in available cash, excluding certificate of deposits pledged for drilling permits, at March 31, 2007 compared to $343,000 at December 31, 2006. The Company is current with all its vendors and has no loans outstanding. The Company has lease payments totaling approximately $125,000 due in June 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

As of March 31, 2007, the Company had no revenues, had recurring losses prior to 2005 and had an accumulated deficit during the development stage. The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management is exploring options to sell interests in its leases or team with others for oil and gas exploration and development activity, although there no assurance these efforts will be successful. These situations raise substantial doubt about the Company's ability to continue as a going concern.

The Company acquired oil and gas leasing rights for 25,000 acres in Slope County North Dakota and for two well sites in Valley County, Montana for $100,000 from an entity controlled by one of the Company’s directors. Since that time, some of the leases have expired and the Company currently holds leases on 9,150.31 net acres in Billings, Slope and Stark Counties. The leases include an option to drill for additional prospects in the Valley County area. The leases provide for a 25% working interest, 20% net revenue interest in each well, on a well by well basis, to an entity controlled by one of the Company’s directors. The leases are also subject to the overriding royalty interest of the landowner. The Company does not expect to drill on these leases on its own within the next twelve months, but will look to team with another entity to share the costs of such drilling.

The Company now holds leases in Valley County covering a total of 137,163.26 net acres. The Company has received four permits to drill on its Valley County Leases and is in the process of obtaining additional permits, including a permit to drill a test well into the Company’s 34,000 acre shallow natural gas prospect. The Company continues to seek others to team with and share the cost of wells it intends to drill over the next year.

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and each of them has been tested. While gas was encountered in the testing, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. The Company will abandon this well.

The Company has also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,260,000.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Results of Operations

Three months ended March 31, 2007 vs. March 31, 2006

In 2005 we acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our interest income decreased in 2007 from 2006 due to lower cash balances.

During 2007, our travel and lodging and other expenses decreased due to the cessation of drilling activities in North Dakota and Montana from 2006 levels when we were engaged in well drilling activities.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2007.

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

March 31, 2007

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

March 31, 2007

ITEM 6 Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: May 10, 2007	By:	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer, President and Treasurer