Form 10-Q
period 2007-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-08-10
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

The number of shares outstanding of the issuer's single class of common stock as of August 9, 2007 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2007

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at June 30, 2007 and December 31, 2006	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and for the period from January 31, 1953 (inception) to June 30, 2007	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006 and for the period from January 31, 1953 (inception) to June 30, 2007	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	11

ITEM 4	Controls and Procedures	12

	PART II - OTHER INFORMATION

ITEM 5	Other Information	13

ITEM 6	Exhibits	14

	Signatures	15

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30, 2007	December 31, 2006
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$49,613	$342,541
Prepaid expenses and other	9,752	29,255
Total current assets	59,365	371,796

Certificates of deposit	129,909	126,313
Petroleum leases	2,395,069	2,199,809
Equipment, net	10,195	11,455

Total assets	$2,594,538	$2,709,373

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$172,704	$5,322
Note payable	126,000	-
Total current liabilities	298,704	5,322

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(35,387,369)	(34,979,152)
Total shareholders’ equity	2,295,834	2,704,051
Total liabilities and shareholders’ equity	$2,594,538	$2,709,373

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)
	Three months ended June 30,		Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to June 30,
	2007	2006	2007	2006	2007

Interest and other income	$3,613	$11,220	$4,807	$26,463	$3,974,451
Gain on settlement	-	-	-	-	8,124,016
	3,613	11,220	4,807	26,463	12,098,467
Expenses:
Legal fees and costs	31,785	65,576	84,476	111,659	17,343,712
Administrative expenses	92,715	80,293	159,628	196,667	10,410,911
Salaries	33,850	33,850	72,900	65,100	4,083,931
Shareholder communications	648	1,601	10,228	4,852	4,103,738
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	85,792	-	85,792	-	6,664,721
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728
	244,790	181,320	413,024	378,278	47,485,836

Net loss	$(241,177)	$(170,100)	$(408,217)	$(351,815)

Deficit accumulated during the development stage					$(35,387,369)

Weighted average number of Shares outstanding (basic & diluted)	46,221,604	46,221,604	46,211,604	46,221,604

Net loss per share (basic & diluted)	$(.005)	$(.004)	$(.009)	$(.008)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

	Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to
	2007	2006	June 30, 2007

Operating activities:
Net loss	$(408,217)	$(351,815)	$(35,387,369)
Adjustments to reconcile net loss to net cash used in operating activites:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,260	-	2,778
Write off of unproved properties	85,792	-	6,723,968
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	19,503	188,105	(9,753)
Accounts payable and accrued liabilities	167,382	67,285	172,706
Income taxes payable	-	(35,000)	-
Net cash used in operating activities	(134,280)	(131,425)	(36,006,164)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(195,260)	(240,385)	(6,135,251)
Well drilling costs	(85,792)	(657,883)	(1,104,227)
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(3,596)	-	(129,909)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(284,648)	(898,268)	124,916

Financing activities:		-
Loan proceeds	126,000	-	126,000
Loans from officers	-	-	111,790
Repayments of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	126,000	-	35,930,861
Net (decrease) increase in cash and cash equivalents	(292,928)	(1,029,693)	49,613
Cash and cash equivalents at beginning of period	342,541	2,250,236	-
Cash and cash equivalents at end of period	$49,613	$1,220,543	$49,613

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (the Company), its wholly owned subsidiary, Coastal Petroleum Company (Coastal Petroleum) and Coastal Petroleum’s wholly owned subsidiary, Williston Basin, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.  Going Concern

As of June 30, 2007, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management is exploring options to sell interests in its leases or team with others for oil and gas exploration and development activity, although there is no assurance these efforts will be successful. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and each of them has been tested. While gas was encountered in the testing, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. This well is being abandoned by the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

The Company has also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,260,000. This well is being abandoned by the participants with the Company acting as operator until abandonment is completed.

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

The Company is in the permitting process and expects to soon have a permit for drilling on a 34,000 acre shallow natural gas prospect on its Montana leases. This prospect by itself is of interest to independent oil and gas companies and the initial well to test the prospect would be less than the cost of a Lodgepole test well, since it is not as deep.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 9,388.94 gross and 9,150.31 net acres in Slope County. The Company is obligated to drill a test well before September 1, 2007, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company intends to team with other entities to share the cost of the initial 9,700 foot test well the total estimated drilling cost of which is estimated to be $1,500,000.

Note 5.  Income Taxes

For the three and six month periods ending June 30, 2007 and 2006, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2006.

Note 6.  Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid and capitalized $2,000 and $40,000 to this entity for the six months ended June 30, 2007, and 2006, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $72,000 and $72,000 in legal fees for the six months ended June 30, 2007 and 2006, respectively. The Company owes $24,000 in accrued legal fees to Angerer & Angerer as of June 30, 2007.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company has expensed $9,760 and $40,639 in legal fees and costs for the six months ended June 30, 2007 and 2006, respectively. The Company owes $450 in accrued legal fees to Igler & Dougherty, P.A. as of June 30, 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements (Continued)

Note 7.  Note Payable

The Company borrowed $126,000 in May 2007 to pay its lease obligations that were due in June 2007. The loan is to be repaid prior to the Company spudding the first well on any of the approximately 42,000 acres of its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender.

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

Liquidity and Capital Resources
Liquidity

The Company has $50,000 in available cash, excluding certificate of deposits pledged for drilling permits, at June 30, 2007 compared to $343,000 at December 31, 2006. Our current liabilities exceed our current assets by $240,000 at June 30, 2007. We have suspended payments to our directors, general legal counsel, and employee during the second quarter of 2007 and have accrued $108,927 in expenses as of June 30, 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company borrowed $126,000 in May 2007 to pay its lease obligations that were due in June 2007. The loan is to be repaid prior to the Company spudding the first well on any of the approximately 42,000 acres of its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender.

As of June 30, 2007, the Company had no revenues, had recurring losses prior to 2005 and had an accumulated deficit during the development stage. The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management is exploring options to sell interests in its leases or team with others for oil and gas exploration and development activity, although there is no assurance these efforts will be successful. These situations raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company began drilling its initial well in north central Montana in January 2006 under a farm-in agreement with the mineral owner on acreage in Blaine County. The well hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were drilled through that were prospective for oil or gas and each of them has been tested. While gas was encountered in the testing, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. The Company is abandoning this well.

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

Results of Operations

Six months ended June 30, 2007 vs. June 30, 2006

In 2005 we acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our activities for 2006 consisted primarily of identifying drilling prospects and drilling two wells. We ceased substantial drilling activities in January 2007, and for the remainder of 2007 we have sought other entities to team with to drill on our leases. Therefore, our travel, lodging and other drilling related expenses decreased from 2006 levels. We incurred $86,000 to prepare our wells for abandonment. We also terminated one of our two employees in early 2007 to reduce expenses. In 2006, we incurred legal fees related to seeking and negotiating with drilling team members, which activities decreased in 2007.

Our interest income decreased in 2007 from 2006 due to lower cash balances.

Three months ended June 30, 2007 vs. June 30, 2006

In 2005 we acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our activities for 2006 consisted primarily of identifying drilling prospects and drilling two wells. We ceased substantial drilling activities in January 2007, and for the remainder of 2007 we have sought other entities to team with to drill on our leases. Therefore, our travel, lodging and other drilling related expenses decreased from 2006 levels. We incurred $86,000 to prepare our wells for abandonment. We also terminated one of our two employees in early 2007 to reduce expenses. In 2006, we incurred legal fees related to seeking and negotiating with drilling team members, which activities decreased in 2007.

Our interest income decreased in 2007 from 2006 due to lower cash balances.

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2007.

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

June 30, 2007

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

June 30, 2007

ITEM 6 Exhibits

31.1 Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1 Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: August 9, 2007	By:	/s/ Phillip W. Ware
Phillip W. Ware Chief Executive Officer, President and Treasurer