Form 10-Q
period 2007-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2007-11-08
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

___________________________________________________________________
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
☐ Yes  ☒ No

The number of shares outstanding of the issuer's single class of common stock as of November7, 2007 was 46,211,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2007

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2007 and December 31, 2006	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and for the period from January 31, 1953 (inception) to September 30, 2007	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006 and for the period from January 31, 1953 (inception) to September 30, 2007	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	13

ITEM 4	Controls and Procedures	14

	PART II - OTHER INFORMATION

ITEM 5	Other Information	15

ITEM 6	Exhibits	16

	Signatures	17

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$76,640	$342,541
Prepaid expenses and other	-	29,255
Total current assets	76,640	371,796

Certificates of deposit	129,909	126,313
Petroleum leases	2,317,774	2,199,809
Equipment, net	9,565	11,455
Total assets	$2,533,888	$2,709,373

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$209,817	$5,322
Note payable	126,000	-
Total current liabilities	335,817	5,322

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(35,485,132)	(34,979,152)
Total shareholders’ equity	2,198,071	2,704,051
Total liabilities and shareholders’ equity	$2,533,888	$2,709,373

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)
					For the
					period from
					Jan. 31, 1953
					(inception) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2007	2006	2007	2006	2007

Interest and other income	$8	$8,913	$4,815	$35,376	$3,974,459
Gain on settlement	-	-	-	-	8,124,016
	8	8,913	4,815	35,376	12,098,475
Expenses:
Legal fees and costs	36,956	49,951	121,432	161,610	17,380,668
Administrative expenses	63,862	75,739	223,490	272,406	10,474,773
Salaries	31,250	39,050	104,150	104,150	4,115,181
Shareholder communications	469	11,924	10,697	16,776	4,104,207
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	(34,766)	-	51,026	-	6,629,955
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728
	97,771	176,664	510,795	554,942	47,583,607

Income tax benefit	-	35,000	-	35,000	-

Net loss	$(97,763)	$(132,751)	$(505,980)	$(484,566)

Deficit accumulated during
the development stage					$(35,485,132)

Weighted average number of Shares outstanding (basic & diluted)	46,221,604	46,221,604	46,211,604	46,221,604

Net loss per share (basic & diluted)	$(.002)	$(.003)	$(.011)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period from Jan. 31, 1953
	Nine months ended		(inception) to
	September 30,		September 30,
	2007	2006	2007

Operating activities:
Net loss	$(505,980)	$(484,566)	$(35,485,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,890	2,100	3,408
Write off of unproved properties	51,026	-	6,689,202
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	29,256	199,754	-
Income taxes receivable	-	(35,000)	-
Accounts payable and accrued liabilities	204,494	28,882	209,818
Income taxes payable	-	(35,000)	-
Net cash used in operating activities	(219,314)	(323,830)	(36,091,198)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(207,140)	(333,907)	(6,147,131)
Well drilling costs	(51,026)	(889,561)	(1,069,461)
Sale of unproved nonoperating interests	89,175	-	89,175
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(3,596)	(50,830)	(129,909)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	(10,563)	(74,623)
Net cash provided by (used in) investing activities	(172,587)	(1,284,861)	236,977

Financing activities:
Loan proceeds	126,000	-	126,000
Loans from officers	-	-	111,790
Repayments of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	126,000	-	35,930,861
Net (decrease) increase in cash and cash equivalents	(265,901)	(1,608,691)	76,640
Cash and cash equivalents at beginning of period	342,541	2,250,236	-
Cash and cash equivalents at end of period	$76,640	$641,545	$76,640

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”), its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and Coastal Petroleum’s wholly owned subsidiary, Williston Basin, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2. Going Concern

As of September 30, 2007, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place two agreements with separate parties covering different parts of the Company’s leases under which the parties will each drill a test well and then have the option to purchase a 50% working interest in the leases covered by their agreement. If both parties exercised their options, the Company would receive approximately $2,500,000, although there is no assurance the drilling will be successful or that the options will be exercised. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3. Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

Note 4.  Oil & Gas Development Activity

Drilling Activity

Subsequent to the end of the third quarter the Company began drilling a well on its Valley County, Montana Leases to test a shallow natural gas prospect. The well reached a total depth of 1,126 feet, casing was run into the hole and the well will be completed and tested for gas in two horizons in which there were gas shows. This well is the initial well to be drilled under an agreement with Western Standard Energy Corp. Also, the initial well under an agreement with F-Cross Resources, LLC was spudded on November 3, 2007 and the Company expects that it will be completed during November 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

The Company’s initial well in Blaine County, Montana in January 2006 hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were tested and while gas was encountered, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. This well was abandoned by the Company.

The Company also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $245,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,360,000. There are approximately $115,000 in unpaid expenses related to this well that are collectively the responsibility of the various partners. This amount is not reflected as a liability in the accompanying financial statements. This well was abandoned.

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering 137,163.26 net acres. The Company acquired approximately 109,423.26 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company in July 2005 and another 27,740 net acres contiguous to those leases the Company acquired from the Bureau of Land Management and United States Department of the Interior in February of 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.” The Valley County Leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2007 to 2014.

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

In August 2007, the Company entered into a farmout agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western”) Under the agreement Western paid $40,000 up front to Coastal and then paid an additional $384,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and to cover associated lease rentals. Western will have a 100% working interest in the well until payout when it will be reduced to 80% with Coastal receiving the other 20% working interest. The first well under this agreement was drilled during October 2007, and reached a total depth of 1,126 feet, casing was run into the hole and the well will be completed and tested for gas in two horizons in which there were gas shows. Within 30 days after the test well is completed, Western has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”) for $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company is currently in the permitting process for permits to drill those step-out wells.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

In September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farmout agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first well with F-Cross was spudded on November 3, 2007 and the Company expects that it will be completed during November 2007. Upon completion of the well, F-Cross has the option to acquire 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

The Company still holds approximately 30,000 acres of lease in its Valley County Leases that are not under agreement with a third party and the Company is not currently looking for other entities to team with to explore that acreage.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors. Since that time, some of the leases have expired and the Company currently holds leases on 9,388.94 gross and 9,150.31 net acres in Slope County. The Company is obligated to drill a test well on the original leases totaling 7,671.08 acres before December 1, 2007, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company still intends to team with other entities to explore these leases.

Note 5.  Income Taxes

For the three and nine month periods ending September 30, 2007 and 2006, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2006.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 6. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid and capitalized $2,000 and $60,000 to this entity for the nine months ended September 30, 2007, and 2006, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $108,000 and $108,000 in legal fees for the nine months ended September 30, 2007 and 2006, respectively. The Company owes $60,000 in accrued legal fees to Angerer & Angerer as of September 30, 2007.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company has expensed $10,716 and $43,640 in legal fees and costs for the nine months ended September 30, 2007 and 2006, respectively.

Note 7. Note Payable

The Company borrowed $126,000 in May 2007 to pay its lease obligations that were due in June 2007. The note required the loan to be repaid prior to the Company spudding the first well on any of the approximately 42,000 acres its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. The loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the money advanced by Western Standard Energy Corp. to drill the first well under their agreement with the Company.

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

Liquidity and Capital Resources
Liquidity

The Company has $77,000 in available cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2007, compared to $343,000 at December 31, 2006. Our current liabilities exceed our current assets by $259,000 at September 30, 2007. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $209,817 in expenses as of September 30, 2007.

In May 2007, The Company borrowed $126,000 to pay its lease obligations that were due in September 2007. The loan is to be repaid prior to the Company spudding the first well on any of the approximately 42,000 acres its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. This loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the funds advanced by Western Standard Energy Corp. under their agreement with the Company.

In August 2007, the Company received $40,000 under an agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western”) to drill a shallow natural gas prospect in Valley County Montana. Western is to pay for the cost of the well and associated lease rentals estimated at $384,000. This well was drilled during October 2007, to a total depth of 1,126 feet, casing was run into the hole and the well will be completed and tested for gas in two horizons in which there were gas shows. Within 30 days after the test well is completed, Western has the option to purchase a 50% interest in the approximately 42,000 acres covered by the agreement, which are located around the test well location, for $1,000,000, payable in $200,000 installments based on certain milestones.

In September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F-Cross”) for the option to drill a Lodgepole test well within six months and with an option to acquire an interest in surrounding acreage. F-Cross has 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first well with F-Cross was spudded on November 3, 2007 and the Company expects that it will be completed during November 2007. Upon completion of the well, F-Cross has the option to acquire 50% working interest in approximately 64,000 acres of the Company's westernmost leases for $25 per acre.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of September 30, 2007, the Company had no revenues, had recurring losses prior to 2005 and had an accumulated deficit during the development stage. The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place two agreements with two parties covering different parts of the Company’s leases under which the parties will each drill a test well and have the option to purchase a 50% working interest in the leases covered by their agreement. If both parties exercised their options, the Company would receive approximately $2,500,000, although there is no assurance drilling will be successful or the options will be exercised. These situations raise substantial doubt about the Company's ability to continue as a going concern.

Capital Resources

The Company currently holds leases in Valley County, Montana covering a total of 137,163.26 net acres and has agreements in place with two parties, covering two separate areas within the leases. The agreement with Western covers approximately 42,000 acres in the central part of the Valley County leases. Western has paid for the drilling of the first gas test well on these leases and has the option to drill four step-out wells with the Company and to acquire a 50% interest in the leases for $1,000,000.

During October 2007, the Company drilled the initial well under the agreement with Western to test the Company’s 34,000 acre shallow natural gas prospect. The well confirmed that the structure it was drilled to test is high as expected at the well’s location. The well is high in the direction of all of the nearest wells: 36 feet high to the nearest well to the southwest (3.5 miles); 78 feet high to the nearest well to the west northwest (5 miles); 81 feet high to the nearest well to the southeast (6 miles); 94 feet high to the nearest well to the east northeast (5 miles); 159 feet high to the nearest well to the south (5 miles); and 245 feet high to the nearest well to the north east (6 miles). The height of the structure compared to surrounding areas allows it to trap migrating gas.

The well reached a total depth of 1,126 feet, casing was run into the hole and the well will be completed and tested for gas in two horizons in which there were gas shows. The gas shows were in the Judith River sand and the Eagle sand. The Company is also in the permitting process to obtain the permits to drill four step-out wells with Western to further test the shallow gas prospect.

The Company’s agreement with F-Cross covers approximately 64,000 acres in the westernmost part of the Valley County leases. The Company has received two permits to drill the first two Lodgepole wells with F-Cross under the agreement between the parties. The initial well under this agreement was spudded by F-Cross on November 3, 2007 and the Company expects that it will be completed during November 2007.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s initial well in Blaine County, Montana in January 2006 hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were tested and while gas was encountered, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. This well was abandoned by the Company.

The Company also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be commercial for the Company. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be commercial for the Company. The Company’s participation costs in the twin well were approximately $225,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,260,000. The well was abandoned.

Results of Operations

Nine months ended September 30, 2007 vs. September 30, 2006

In 2005 we acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our activities for 2006 consisted primarily of identifying drilling prospects and drilling two wells. We ceased substantial drilling activities in January 2007, and for the remainder of 2007 we have sought other entities to team with to drill on our leases. Therefore, our travel, lodging and other drilling related expenses decreased from 2006 levels. We incurred $51,000 to prepare our wells for abandonment. We also terminated one of our two employees in early 2007 to reduce expenses. In 2006, we incurred legal fees related to seeking and negotiating with drilling team members, which activities decreased in 2007.

Our interest income decreased in 2007 from 2006 due to lower cash balances.

Three months ended September 30, 2007 vs. September 30, 2006

In 2005 we acquired oil and gas leases in North Dakota and Montana and we began drilling our first well in January 2006.

Our activities for 2006 consisted primarily of identifying drilling prospects and drilling two wells. We ceased substantial drilling activities in January 2007, and for the remainder of 2007 we have sought other entities to team with to drill on our leases. Therefore, our travel, lodging and other drilling related expenses decreased from 2006 levels. We sold certain piping and other well supplies for $17,000, which reduced the cost of preparing our wells for abandonment. We also terminated one of our two employees in early 2007 to reduce expenses. In 2006, we incurred legal fees related to seeking and negotiating with drilling team members, which activities decreased in 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our interest income decreased in 2007 from 2006 due to lower cash balances.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2007.

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

September 30, 2007

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

September 30, 2007

ITEM 6 Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: November 7, 2007	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer