Form 10-K
period 2007-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2008-03-28
CIK 21239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to  _________

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
☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,549,292 (U.S.) at June 30, 2007.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 46,211,604 shares outstanding as of March 26, 2008.

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

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. At December 31, 2007, Coastal Caribbean's principal asset was its 100% interest in its subsidiary Coastal Petroleum. Coastal Petroleum's principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 124,882 net acres of land in Valley County, Montana and approximately 8,510 net acres of land in Billings, Slope and Stark Counties, North Dakota.

Prior to acquiring leases in Montana and North Dakota, and beginning in the 1940’s the Company held State of Florida oil, gas and mineral leases covering approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers. For more than 15 years, the State of Florida used laws, policies and permit denials to prevent Coastal Petroleum from using its leases. The Company vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them, but Florida courts ultimately ruled against the Company. See Item 3. “Legal Proceedings”.

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

The Company has utilized the funds it received from the Agreement with the State of Florida to acquire the leases in Montana and North Dakota described above and to begin drilling there. No economical oil or gas discoveries have yet been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production.

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company has begun to explore for oil and gas in Montana.

Under an agreement with Western Standard Energy Corp. (Western Standard) a well was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and casing was run into the hole. The well has confirmed that the structure to be tested is high in relation to other wells in the area. Operations to complete and test the well in two horizons in which there were gas shows were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management will not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations have been suspended until July.

Within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”) for $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company has received a permit to drill one of the step-out wells and is currently in the permitting process for two additional permits.

On November 3, 2007, F-Cross Resources, LLC (“F- Cross”) spudded the first well under an Agreement with the Company. The well was drilled to test a Lodgepole reef oil prospect and drilling on the well has finished. The Company expects that the well will be completed and tested as soon as weather and state regulators permit. Upon completion of the well, F-Cross has the option to acquire a 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

In January 2006, the Company drilled a well in north-central Montana. The Company completed and tested multiple zones in the well that potentially could contain oil or gas. While the targeted Lodgepole reef was reached and while gas was encountered in uphole zones, the well did not contain economic quantities of oil or gas. This well was abandoned during 2007.

The Company also drilled a well, along with several other participants, in Valley County, Montana. The well was a twin to the Evaline 1-18 well, the only Lodgepole producer in Montana. The drilling began on September 5, 2006, and the well reached the targeted Lodgepole reef and encountered oil, but there were not sufficient quantities of oil to be economical for the Company to develop. The well was abandoned during 2007.

The Company has three agreements with two different entities under which the Company expects approximately four wells to be drilled in Montana and one in North Dakota. Four of the Montana wells are expected to be drilled on the shallow gas prospect under the Company’s agreement with Western Standard. In North Dakota, the Company expects that Western Standard will drill one Lodgepole oil test well out of the four prospects the Company sold them in December of 2007. The Company is proceeding with the process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.

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

Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2007 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas the Company can produce from its wells or limit the number of wells or the locations at which it can drill.

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

Oil and Gas Properties

Williston Basin

Blaine County, Montana

The Company had a 100% working interest in one property consisting of 160 acres located in northern Blaine County under a farm-in agreement. The Company drilled a well on the property and encountered natural gas, but not in economic quantities. The well was abandoned and pursuant to the farm-in agreement the Company retained no interest in the property.

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 124,882 net acres. The Company’s working interest in these properties is 100% and would be reduced to 75% at payout, except as modified by the agreements described below. Most of the leases were acquired during 2005, but approximately 27,780 gross acres (27,740 net acres) were acquired in February of 2006. Two wells have been drilled on these leases but they have not yet been completed and tested so the Company has no proved reserves on the property as yet. The Company has entered into two separate agreements with other entities on two different areas of the Valley County Leases.

First, in August 2007, the Company entered into a farm-out agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western Standard”). Under the agreement Western Standard paid $40,000 to Coastal and then paid an additional $384,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and to cover associated lease rentals. Western Standard will have a 100% working interest in the well until payout when it will be reduced to 80% with Coastal receiving the other 20% working interest. Within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”) for $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells.

The first well under the agreement with Western Standard was drilled during October 2007, and reached a total depth of 1,126 feet, casing was run into the hole and the well is awaiting completion and testing for gas in two horizons in which there were gas shows. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations have been suspended until July. In light of the delay an additional agreement was reached with Western Standard in which the Company received an additional $29,000 from Western Standard to cover costs associated with the delay in well completion. Western Standard has committed to pay the estimated well completion costs of $65,000 no later than April 30, 2008 so that completion operations can be commenced as soon as they are allowed.

Second, in September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F-Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout with the Company retaining a 20% working interest. The first well with F-Cross was spudded on November 3, 2007 and has finished drilling but is awaiting completion and testing. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, we expect that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it. Upon completion of the well, F-Cross has the option to acquire a 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

The Company still holds approximately 22,000 acres under its Valley County Leases that are not under agreement with any third party and the Company is not currently looking for other entities to team with to explore that acreage.

Billings, Slope and Stark Counties, North Dakota

The Company owns leases covering approximately 8,510 net acres in these three counties. Generally, the Company’s working interest in these properties is 100% and at payout is reduced to 75%. However, under a farm-out agreement with Western Standard Energy Corp. (“Western Standard”), Coastal assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. Coastal retains a back-in working interest of 20% in those leases after payout. The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. These and other leases in the area were acquired in 2005 by Coastal from Oil For America for $50,000 and Coastal has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Oil For America has agreed to waive the drilling obligation on the four prospects assigned to Western Standard. After the assignment, Coastal still retains additional Lodgepole reef prospects on its North Dakota leases under the general working interest described above. The Company has not yet begun any drilling on the property and has no proved reserves on the property.

The Company originally acquired these and other leases in these countiescovering approximately 30,345 gross acres in 2005, however, some of the leases have since expired.

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2007:

Acreage under lease at December 31, 2007

Lease	Gross Acres*		Net Acres**
Location	Undeveloped	Developed	Undeveloped	Developed
Montana	125,302.23	0	124,882.22	0
North Dakota	8,748.94	0	8,510.31	0
Total:	134,051.17	0	133,392.53	0

* A gross acre is an acre in which a working interest is owned.

** A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Two wells were drilled in 2007 and two wells were drilled in 2006 on our leases.

Drilling Activity

During 2007, two wells were drilled on the Company’s Valley County, Montana Leases under two separate agreements, with two different entities and covering different areas within the Company’s Valley County Leases.

The first well was drilled by Western Standard Energy Corp. (“Western Standard”) to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. This well is the initial well drilled under an agreement with Western Standard. The well reached a total depth of 1,126 feet, casing was run into the hole and the well will be completed and tested for gas in two horizons in which there were gas shows. Operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations have been suspended until July.

The second well drilled on the Company’s Valley County Leases in 2007 was drilled by F-Cross Resources, LLC (“F-Cross”) under an agreement with F-Cross, covering the northwestern part of Coastal’s Valley County, Montana Leases. The first Lodgepole test well was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects F-Cross will resume operations to complete and test the well once the weather and state regulators permit it.

The Company’s initial well in Blaine County, Montana drilled in January 2006 hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were tested and while gas was encountered, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in the fourth quarter of 2006. This well was abandoned by the Company.

The Company also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be economical for the Company to develop. Likewise, an uphole test of the Mission Canyon Formation resulted in oil being encountered, but not in sufficient quantities to be economical for the Company to develop. The Company’s participation costs in the twin well were approximately $245,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,360,000. There are approximately $115,000 in unpaid expenses related to this well that are collectively the responsibility of the various partners. This amount is not reflected as a liability in the accompanying financial statements. This well was abandoned.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Properties

Information required by Item 2 “Properties” is included under Item 1 “Business.”

Disclosure Concerning Oil and Gas Operations.

Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5) Undeveloped Acreage.

The Company's undeveloped acreage as of December 31, 2007 was as follows:

	Gross Acres	Net Acres
Montana	125,302.23	124,882.22
North Dakota	8,748.94	8,510.31
Total:	134,051.17	133,392.53

(6) Drilling Activity.

Two wells were drilled on the Company’s leases during 2007 through farm-out agreements with two separate entities. See Drilling Activity section under Item 1 Business at page 9.

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

PART II

Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board and the Pink Sheets (Pink Sheets LLC) during the last two years were as follows:

2006	1st quarter	2nd quarter	3rd quarter	4th quarter
High	0.72	0.73	0.39	0.23
Low	0.15	0.32	0.21	0.12

2007	1st quarter	2nd quarter	3rd quarter	4th quarter
High	0.33	0.16	0.15	0.23
Low	0.11	0.081	0.075	0.106

Holders.

The approximate number of record holders of the Company's common stock at March 20, 2008 was 8,227.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $35,669,640 at December 31, 2007 and to finance its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon the estimated gross income of the Company during 2007, the major source of the income being from the farm-out agreements through which the Company sold an interest in parts of its leases to other companies, and the relatively small amount of interest the Company received, the Company believes that Coastal Caribbean would not be classified as a PFIC for the year 2007.

If Coastal Caribbean is classified as a PFIC with respect to a U.S. holder any gain from the sale of, and certain distributions with respect to, shares of our common stock, would cause a U.S. holder to become liable for U.S. federal income tax under Code section 1291 (the interest charge regime). The Company recommends that any such U.S. holder should consult his or her own tax advisor on this issue. The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge. The interest charge would generally be calculated as if the distribution or gain had been recognized ratably over the U.S. holder's holding period (for PFIC purposes) for the shares. To the extent an amount is allocated to the year of the disposition or distribution, or to a year before the first year in which the corporation qualified as a PFIC, the amount so allocated is included as additional gross income for the year of the disposition or distribution. A U.S. holder also would be required to make an annual return on IRS Form 8621 that describes any distributions received with respect to our shares and any gain realized on the sale or other disposition of our shares.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2007. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Consolidated Financial Information

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the three years in the period ended December 31, 2007 has been extracted from the Company's consolidated financial statements.

	Years ended December 31,
	2007	2006	2005

Net income (loss)	$(690)	$(1,621)	$6,766

Net income (loss) per share (basic and diluted)	(.02)	(.04)	.15

Cash and cash equivalents and marketable securities	30	343	2,250

Unproved oil, gas and, mineral properties (full cost method)	2,168	2,200	1,861

Total assets	2,373	2,709	4,387

Shareholders' (deficit) equity:
Common stock	5,545	5,545	5,545
Capital in excess of par value	32,138	32,138	32,138
Deficit accumulated during the development stage	(35,670)	(34,979)	(33,358)

Total shareholders’ (deficit) equity	$2,013	$2,704	$4,325

Common stock shares outstanding (weighted average)	44,212	44,212	44,212

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

General

We are an active independent oil and gas exploration company and through our subsidiary, Coastal Petroleum, we hold mineral rights in Montana and North Dakota in the oil producing region known as the Williston Basin. Our objective formations on those leases include the Lodgepole and the Eagle among others. The Company's future growth will be driven primarily by exploration and development activities. Our business strategy is to increase shareholder value by acquiring and drilling reasonably priced prospects that have good potential, whether in the Williston Basin or in other parts of the United States, with the goal of shaping the Company into a producing independent oil and gas firm. We will continue to seek high quality exploration projects with potential for providing long-term drilling inventories that generate high returns.

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus. This primary area is a large assembly of leases covering approximately 124,882 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef. This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands. Currently we have two agreements with two different entities covering separate areas of the leases and exploration has begun under those agreements. During 2006, we drilled two wells on lands outside these leases and they did not find economic quantities of oil or gas and were abandoned. We also hold leases in southwestern North Dakota and have an agreement covering four Lodgepole prospects on those leases.

The first of the two agreements we entered into was a farm-out agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western Standard”) in August 2007. Under the agreement, Western Standard paid us $40,000 at execution and then paid an additional $384,000. From the $384,000, $255,000 was paid to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals. Western Standard will have a 100% working interest in the well until payout when it will be reduced to 80% and we will receive the other 20% working interest. Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000. Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 acres that are covered in the Western Standard farm-out agreement.

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of our Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that we believed to be there. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations have been suspended until July. In December, we entered a Memorandum of Understanding with Western Standard which led to a farm-out agreement on our North Dakota Leases discussed below, but also allowed us to use $29,000 of the funds from Western Standard originally sent to cover completion to now cover lease rental and other costs associated with the delay in well completion. Western Standard has committed to send additional funds to pay the estimated well completion costs of $65,000 no later than April 30, 2008.

Once operations resume, and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. We have received one permit to drill a step-out well and are currently in the permitting process for two more.

Under the second agreement, which we entered in September 2007, we received $50,000 from F-Cross Resources, LLC (“F-Cross”) when the two parties executed a farm-out agreement covering approximately 64,000 acres on the northwest part of our Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007. Drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, we expect that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it. Upon completion of the well, F-Cross has the option to acquire a 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

We still hold approximately 22,000 acres under our Valley County Leases that are not under agreement with any third party and we are not currently looking for other entities to team with to explore that acreage.

The two wells we were involved with drilling during 2006 and that were abandoned during 2007 were drilled in areas outside of our Valley County Leases. The first of those wells we drilled ourselves on a small tract in Blaine County in north central Montana, more than 130 miles west of our Valley County acreage. We drilled to a depth of 4,600 feet and reached the targeted Lodgepole reef, but the reef had been flushed with water and there was no oil present. The well passed through multiple other zones that potentially contained oil or gas and each of the other zones was tested, but no gas or oil was present in economic quantities. We will not pursue any further drilling in this area.

The second well drilled under a farm-in agreement on a location in Valley County, south of our primary acreage. We participated in and acted as operator for the drilling of that well which was known as the Evaline twin well. It was drilled to total depth into the Lodgepole reef that was targeted and encountered oil, but not in sufficient quantities for us to earn an interest. We then moved uphole and perforated the Mission Canyon Formation which had a significant show of oil while we were drilling to the Lodgepole. We tested the Mission Canyon and it too contained oil, but again not in sufficient quantities for us to earn an interest in the well. Under the Agreement with farmor Helis, there was a production threshold that had to be met to earn the interest and that threshold could not be met. We have abandoned this well and will now focus on our primary area.

In North Dakota, we control the working interest on approximately 8,510 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells in North Dakota is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.5 million to drill. We intend to bring in others to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard. Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. We received $40,000 in November 2007, $25,000 in February 2008 and expect to receive the other $15,000 in the first quarter of 2008. We will also retain a back-in working interest of 20% in the leases after payout. The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Oil For America has agreed to waive the drilling obligation on these four prospects. We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

As briefly described above, in the Memorandum of Understanding which gave rise to the new farm-out agreement, Western Standard also agreed that we could use the more than $29,000 originally forwarded to be used for completion of the first shallow gas well to cover the costs associated with the delay in operations, including annual rentals. This amount combined with the $80,000 paid for the four reef prospects will help cover our operations during the first half of 2008.

We expect that the relationships we have begun with Western Standard and F-Cross will allow the Company to explore both the oil and gas potentials of its leases in Montana and North Dakota. The agreement with Western Standard in Montana should not only allow for further exploration on the Valley County Leases through several more wells, but we expect the agreement to be completed and to receive $1,000,000 during the drilling of those wells. Likewise, if F-Cross exercises its option for a 50% interest in the acreage under its agreement the Company would receive more than $1,000,000 under that agreement.

We plan to drill or participate in approximately four exploratory wells in 2008. However, the number of wells that we drill in 2008 and their cost will be subject to various factors, including Western Standard and F-Cross continuing exploration under their agreements, the availability of drilling rigs that we can hire and whether we drill alone or with other participants. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the four wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

Liquidity and Capital Resources

As more fully described in Note 1 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position and the agreements with Western Standard and F-Cross will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At December 31, 2007, we have $30,000 in cash compared to $343,000 at December 31, 2006. Our current liabilities exceed our current assets by $300,000 at December 31, 2007. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $311,000 in expenses as of December 31, 2007. We expect to continue to suspend payments to these parties for at least the first three quarters of 2008 or until the success of our two wells drilled in 2007 can be determined.

During 2007, we received approximately $309,000 under farm-out agreements for lease and drilling rights on our leases and options to acquire additional rights. We also received $255,000 that was used to drill one of the wells on our leases. In the first quarter of 2008, we received $25,000 and expect to receive an additional $15,000 under these agreements. We have paid lease rentals of $53,020 for payments due in the first quarter of 2008 and $100,214 in lease payments are due in the second quarter of 2008. We may need to sell additional lease rights to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights. Western has committed to pay the estimated gas well completion costs of $65,000 no later than April 30, 2008.

During 2007, we abandoned the two wells we drilled and participated in 2006 and we spent $263,000 for well drilling costs and maintenance of our oil and gas lease rights including the payment of rentals on the approximately 124,882 net acres of leases we have in Valley County, Montana, totaling $244,000, of which $126,000 was received from Western Standard. These leases are subject to various overriding royalty interests held by others of up to 19.5%. The leases expire in years from 2007 to 2014.

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

During 2006, the Company drilled one well and participated in the drilling of a second well that did not prove to contain economic quantities of oil or gas, and expensed the $1,018,000 of drilling costs.

During 2007, we drilled two wells on Company leases under two farm-out agreements. We expect to determine the success of these wells in July 2008. We expensed an additional $53,000 related to abandoning the 2006 wells.

2007 vs. 2006

During 2007, two wells were drilled on our leases under two farm-out agreements. We also continued to seek additional leases and prospects as well as capital partners with whom to drill. However, we did not recognize any revenue in 2007, and have not determined the success of the two wells. Our net loss for 2007 was $(690,000). During 2006, we drilled two wells. However, we did not recognize any revenue in 2006 and wrote off the costs of our two wells, realizing a net loss of $(1,621,000) for the year.

For 2007 and 2006, we focused on seeking other entities to drill wells on our leases and in drilling wells. Our expenses did not change significantly in 2007 from 2006, except we wrote off our well drilling costs of $53,000 and $1,018,000 in 2007 and 2006, respectively. Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to conduct drilling operations in Montana.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.
Apalachicola, Florida

We have audited the consolidated balance sheet of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stock and capital in excess of par value and cash flows, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and has not yet realized any revenues from development activities. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Coastal Caribbean Oils & Minerals, Ltd’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Baumann, Raymondo & Company PA
Tampa, Florida
March 21, 2008

 COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$30,264	$342,541
Prepaid expenses and other	30,040	29,255
Total current assets	60,304	371,796

Certificates of deposit	135,364	126,313
Petroleum leases	2,168,293	2,199,809
Equipment, net	8,935	11,455
Total assets	$2,372,896	$2,709,373

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,125	$5,322
Amounts due to related parties	348,208	0
Total current liabilities	359,333	5,322

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,211,604 shares, respectively	5,545,392	5,545,392
Capital in excess of par value	32,137,811	32,137,811
	37,683,203	37,683,203
Deficit accumulated during the development stage	(35,669,640)	(34,979,152)
Total shareholders’ equity	2,013,563	2,704,051
Total liabilities and shareholders’ equity	$2,372,896	$2,709,373

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2007	2006	Dec. 31, 2007

Gain on settlement	$-	$-	$8,124,016
Interest and other income	10,270	41,350	3,979,914
	10,270	41,350	12,103,930

Expenses:
Legal fees and costs	159,659	204,169	17,418,895
Administrative expenses	330,938	313,743	10,582,221
Salaries	135,400	143,200	4,146,431
Shareholder communications	22,185	17,601	4,115,695
Goodwill impairment	-	-	801,823
Write off of unproved properties	52,576	1,018,435	6,631,505
Exploration costs	-	-	247,465
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728
	700,758	1,697,148	47,773,570
Net loss before income	(690,488)	(1,655,798)	(35,669,640)
Taxes

Income tax benefit	-	35,000	-

Net loss	$(690,488)	$(1,620,798)

Deficit accumulated during the
development stage			$(35,669,640)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.015)	$(.035)

Weighted average number of shares outstanding (basic and diluted)	46,211,604	46,211,604

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2007	2006	Dec. 31, 2007

Operating activities:
Net loss	$(690,488)	$(1,620,798)	$(35,669,640)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	2,520	1,398	4,038
Write off of unproved properties	52,576	1,018,435	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	(785)	170,499	(30,041)
Accounts payable and accrued liabilities	354,011	(22,204)	359,335
Income taxes payable	-	(35,000)	-
Net cash used in operating activities	(282,166)	(487,670)	(36,154,050)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(263,098)	(339,195)	(6,203,089)
Well drilling costs	(52,576)	(1,018,435)	(1,071,011)
Sale of unproved nonoperating interests	294,614	-	294,614
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificates of deposit	(9,051)	(51,313)	(135,364)
Purchase of Minority interest in subsidiary	-	-	(801,823)
Purchase of equipment	-	(11,082)	(74,623)
Net cash provided by (used in) investing activities	(30,111)	(1,420,025)	379,453

Financing activities:
Loans from Officers	-	-	111,709
Repayment of loans to officers	-	-	(111,709)
Sale of common stock, net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	884,249
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	-	-	35,804,861
Net increase (decrease) in cash and cash equivalents	(312,277)	(1,907,695)	30,264
Cash and cash equivalents at beginning of period	342,541	2,250,236	-
Cash and cash equivalents at end of period	$30,264	$342,541	$30,264

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2007
			Capital in
	Number of	Common	Excess
	Shares	Stock	of Par Value
Shares issued for net assets and unrecovered costs
at inception	5,790,210	$579,021	$1,542,868
Sales of common stock	26,829,486	3,224,014	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	799,760
Market value ($2.375 per share) of shares issued in
1953 to acquire an investment	54,538	5,454	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
overriding royalty (sold in prior year) in nonproducing
leases of Coastal Petroleum	84,210	8,421	-
Market value of shares issued for services rendered
during the period 1954-1966	95,188	9,673	109,827
Net transfers to restate the par value of common stock
outstanding in 1962 and 1970 to $0.12 per share	-	117,314	(117,314)
Increase in Company's investment (equity) due to
capital transactions of Coastal Petroleum in 1976	-	-	117,025
Balance at December 31, 1990	33,363,632	4,003,636	19,395,084
Sale of subsidiary shares	-	-	300,000
Balance at December 31, 1991	33,363,632	4,003,636	19,695,084
Sale of subsidiary shares	-	-	390,000
Balance at December 31, 1992	33,363,632	4,003,636	20,085,084
Sale of subsidiary shares	-	-	1,080,000
Balance at December 31, 1993	33,363,632	4,003,636	21,165,084
Sale of subsidiary shares	-	-	630,000
Balance at December 31, 1994	33,363,632	4,003,636	21,795,084
Sale of subsidiary shares	-	-	600,000
Balance at December 31, 1995	33,363,632	4,003,636	22,395,084
Sale of common stock	6,672,726	800,727	5,555,599
Sale of subsidiary shares	-	-	480,000
Exercise of stock options	10,000	1,200	12,300
Balance at December 31, 1996	40,046,358	4,805,563	28,442,983
Sale of subsidiary shares	-	-	240,000
Exercise of stock options	10,000	1,200	10,050
Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	28,693,033
Sale of common stock	3,411,971	409,436	2,729,329
Compensation recognized for stock option grant	-	-	75,000
Balance at December 31, 2000 and 2001	43,468,329	5,216,199	31,497,362
Sale of common stock	2,743,275	329,193	570,449
Balance as of December 31, 2002	46,211,604	5,545,392	32,067,811
Sale of subsidiary shares	-	-	70,000
Balance as of December 31, 2003, 2004, 2005 2006 and 2007	46,211,604	$5,545,392	$32,137,811

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

1. Summary of significant accounting policies (Cont'd)

Sales of unproved nonoperating interests in oil and gas leases are accounted for as a reduction in the capitalized amount of the leases.

Prior to 2005, the Company’s undeveloped and nonproducing Florida properties were subject to extensive litigation with the State of Florida and all costs associated with oil and gas properties were deemed impaired and had been expensed.

During 2006, the Company drilled one well and participated in the drilling of a second well, neither of which proved economic quantities of oil or gas, and expensed the $53,000 and $1,018,000 of drilling costs in 2007 and 2006, respectively.

In August 2007, the Company entered into a farm-out agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western Standard”) Under the agreement Western Standard paid $40,000 up front to Coastal and then paid an additional $255,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 to cover associated lease rentals. Western Standard will have a 100% working interest in the well until payout when it will be reduced to 80% with Coastal receiving the remaining 20% working interest.

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management will not allow the completion and testing operations or any further drilling to begin until July, so operations have been suspended until that time. The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Western Standard has committed to pay the estimated well completion costs of $65,000 no later than April 30, 2008.

Once operations resume and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company is currently in the permitting process for permits to drill those step-out wells.

In September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first Lodgepole test well was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects F-Cross will resume operations to complete and test the well once the weather permits it. Upon completion of the well, F-Cross has the option to acquire a 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

1. Summary of significant accounting policies (Cont'd)

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

1. Summary of significant accounting policies (Cont'd)

Going Concern

The Company has no recurring revenues, had recurring losses in 2007, 2006 and prior to 2005, and has a deficit accumulated during the development stage. The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place two agreements with separate parties covering different parts of the Company’s leases under which the parties will each drill a test well and then have the option to purchase a 50% working interest in the leases covered by their agreement. If both parties exercised their options the Company would receive approximately $2,500,000, although there is no assurance the drilling will be successful or that the options will be exercised.

These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

2. Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In August 2007, the Company entered into a farm-out agreement with Western Standard Energy Corp. (f/k/a Lusora Healthcare Systems Inc.) (“Western Standard”) Under the agreement Western Standard paid $40,000 up front to Coastal and then paid an additional $255,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 to cover associated lease rentals. The Company did not record the receipt of the $255,000 or the cost of the associated well and recorded the $174,000 as a reduction in capitalized petroleum lease costs. Western Standard will have a 100% working interest in the well until payout when it will be reduced to 80% with Coastal receiving the other 20% working interest.

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that we believed to be there. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin until July, so operations have been suspended until that time. We also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Western Standard has committed to pay the estimated well completion costs of $65,000 no later than April 30, 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

2. Unproved Oil, Gas and Mineral Properties (Cont'd)

Within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company is currently in the permitting process for permits to drill those step-out wells.

In September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout with the Company retaining the other 20%. The first Lodgepole test well was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it. Upon completion of the well, F-Cross has the option to acquire a 50% working interest in the approximately 64,000 acres covered by the agreement for $25 per acre. F-Cross also may extend its option to acquire the 50% working interest by drilling a second Lodgepole test well.

The Company still holds approximately 22,000 acres of lease in its Valley County Leases that are not under agreement with any third party and the Company is not currently looking for other entities to team with to explore that acreage.

The Company’s initial well in Blaine County, Montana in January 2006 hit the target Lodgepole reef, but the reef had been flushed with fresh water. Several other formations were tested and while gas was encountered, the well did not contain economic quantities of oil or gas. The Company expensed $800,000 in drilling costs related to this well in 2006. This well was abandoned by the Company.

The Company also participated in and acted as operator in a twin well to the only known well to produce from the Lodgepole in Montana. The targeted Lodgepole reef contained oil, but not in sufficient quantities to be economical for the Company to develop. Likewise, an uphole test of the Mission Canyon Formation returned oil, but not in sufficient quantities to be economical for the Company to develop. The Company’s participation costs in the twin well were approximately $245,000, which was expensed in the fourth quarter of 2006. The total cost of the well was approximately $1,360,000. There are approximately $115,000 in unpaid expenses related to this well that are collectively the responsibility of the various partners. This amount is not reflected as a liability in the accompanying financial statements. This well was abandoned.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

2. Unproved Oil, Gas and Mineral Properties (Cont'd)

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 124,882 net acres, which the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2007 to 2014.

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

The Company borrowed $126,000 in May 2007 to pay its lease obligations that were due in June 2007. The note required the loan to be repaid prior to the Company spudding the first well on any of the approximately 42,000 acres its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. The loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the money advanced by Western Standard to cover lease rentals under their agreement with the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

2. Unproved Oil, Gas and Mineral Properties (Cont'd)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before June 1, 2008, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company still intends to team with other entities.

In an effort to explore the North Dakota leases, in December of 2007 the Company entered a new farm-out agreement with Western Standard. Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. The Company received $40,000 in November 2007, $25,000 in February 2008 and expects to receive the other $15,000 in the first quarter of 2008, which was recorded as a reduction in capitalized petroleum lease costs. The Company will also retain a back-in working interest of 20% in the leases after payout. Oil For America has agreed to waive the drilling obligation on these four prospects. The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

3. Common Stock

The Company's Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

No common stock has been issued since 2002.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

4.  Stock Option Plans

At December 31, 2007, the Company maintains two stock-based employee compensation plans.

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

Unexercised options that existed prior to the 2005 Agreement with the State of Florida were terminated by the Agreement or the releases exchanged during the process of closing that Agreement.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments in 2006 or in 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

4.  Stock Option Plans (Cont'd)

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2005	500,000	.15 - .20	.15 - .20	87,500
Issued or cancelled during 2006	-	-	-	-
Outstanding and exercisable at December 31, 2006	500,000	.15 - .20	.15 - .20	87,500
Issued or cancelled during 2007	-	-	-	-
Outstanding and exercisable at December 31, 2007	500,000	.15 - .20	.18	87,500

Available for grant at December 31, 2007	2,775,000

Summary of Employee Options Outstanding at December 31, 2007

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	200,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2007, and 2006 was 8 years and 9 years, respectively.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

4.  Stock Option Plans (Cont'd)

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)
Outstanding and exercisable at December 31, 2005	25,000.15		.15	3,750
Issued or cancelled during 2006	-	-	-	-
Outstanding and exercisable at December 31, 2006	25,000.15		.15	3,750
Issued or cancelled during 2007	-	-	-	-
Outstanding and exercisable at December 31, 2007	25,000.15		.15	3,750

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments to non-employees in 2006 or in 2007.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2007

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

5. Income taxes

The Company is organized under the laws of Bermuda. Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida. For 2007 and 2006, the subsidiary has net taxable loss. The subsidiary will have approximately $10,000,000 in net operating losses to carry forward to 2008.The remaining net operating loss carry forwards expire in periods from 2009 through 2026 as follows: $62,000 in 2009, $571,000 in 2010, $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026 and $195,000 in 2027. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

For 2005, the Company provided an estimated U.S. income tax provision of $35,000 resulting from the settlement with the State of Florida. The Company ultimately did not realize a tax liability for 2005 and this provision was reversed in 2006 as an income tax benefit.

Significant components of the Company’s deferred tax assets were as follows:

	2007	2006
Net operating losses	$3,400,000	$3,800,000
Accruals to related parties	75,000	-
Total deferred tax assets	3,475,000	3,800,000
Valuation allowance	(3,475,000)	(3,800,000)
Net deferred tax assets	$-	$-

Components of the income tax provision are as follows:

	2007	2006
Provision for income taxes
Current provision (benefit) for income taxes	$(65,000)	$(35,000)
Benefit of net operating loss	-	(600,000)
Deferred asset valuation allowance (reversal)	65,000	600,000

Net income tax provision (benefit)	$-	$(35,000)

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

6. Related party transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company capitalized $2,000 and $72,800 paid to this entity for the year ended December 31, 2007 and 2006, respectively.

Services

The Company expensed $144,000 and $144,000 in fees by Angerer & Angerer in 2007 and 2006, respectively. The Company owes $96,000 to Angerer & Angerer at December 31, 2007. Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and re-elected a Vice President of Coastal Caribbean and Coastal Petroleum in December 2005.

The Company expensed $16,062 and $50,453 for legal fees by the law firm of Igler & Dougherty, PA, during 2007 and 2006, respectively. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

7. Selected quarterly financial data (unaudited)

The following is a summary (in thousands, except for per share amounts) of the quarterly results of operations for the years ended December 31, 2007 and 2006:

2007	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(168)	(245)	(98)	(190)
Gains and other income	1	4	-	5
Income Taxes	-	-	-	-
Impairment of goodwill	-	-	-	-
Net income (loss)	(167)	(241)	(98)	(185)
Per share (basic & diluted)	(.004)	(.005)	(.002)	(.004)
Weighted average number of shares outstanding	46,212	46,212	46,212	42,212

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

7. Selected quarterly financial data (unaudited) (Cont'd)

2006	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)

Total revenues	-	-	-	-
Expenses	(197)	(181)	(177)	(1,130)
Gains and other income	15	11	9	6
Income Taxes	-	-	35	-
Impairment of goodwill	-	-	-	-
Net income (loss)	(182)	(170)	(133)	(1,136)
Per share (basic & diluted)	(.004)	(.004)	(.003)	(.024)
Weighted average number of shares outstanding	46,212	46,212	46,212	46 212

8. Concentrations of credit risk

All demand and certificate of deposits are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured up to $100,000 under FDIC protection. Demand deposit bank balances totaled $44,096 and $126,313 at December 31, 2007 and 2006, respectively. Certificate of deposit balances were $135,364 and $126,313 at December 31, 2007 and 2006, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

a.	Management’s annual report on internal control over financial reporting.

1. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

2. Internal control over financial reporting is a process tailored to the Company’s unique circumstances, designed under the supervision of the Company's Chief Executive and Chief Financial Officer, and effected by the Company's Board of Directors, its consultants and other personnel, taking into account the small size of the Company, small number of employees and others involved in the Company’s finances. The process uses a system of checks and balances to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets and the review of those transactions and dispositions by the Company’s compliance officer;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

3. As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on the COSO criteria.

4. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

Directors

As of December 31, 2007, the board of directors included five members, two of whom, Mr. Ware and Mr. Angerer, also serve as executive officers. The board is divided into three classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office. The Company has not held an annual meeting since the annual meeting held in December 2005 due to the high cost of holding such a meeting. Therefore, the directors whose terms expired at the annual meetings to be held in 2006 and 2007 continue to serve until their successors are elected and assume office.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Directors With Three Year Terms Expiring at the 2008 Annual Meeting:

Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer
Mr. Ware, age 58, has been employed by Coastal Petroleum Company since 1976. He has served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida.

Robert J. Angerer, Sr.	2003	Vice President and Chairman of the Board
Mr. Angerer, age 61, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He has been a partner in the Tallahassee law firm of Angerer & Angerer since 1994. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003.

Directors With Two Year Terms Expiring at the 2007 Annual Meeting

Herbert D. Haughton	N/A	None
Mr. Haughton, age 66, is a banking, corporate and securities lawyer. He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law.

Anthony F. Randazzo, Ph.D.	N/A	None
Dr. Randazzo, age 66, is Professor Emeritus of Geological Sciences at the University of Florida where he has worked since 1967. He served as Chairman of the Department of Geology at the University of Florida from 1988 to 1995. He is also currently a co-principal and President of the geotechnical consulting firm Geohazards, Inc. which he was instrumental in forming in1985. He earned his B.S. degree at The City College of New York in 1963, his M.S. from the University of North Carolina at Chapel Hill 1965, and his Ph.D. from the University of North Carolina at Chapel Hill in 1968. He is a Registered Professional Geologist in the State of Florida and the State of Georgia.

Director With One Year Term Expiring at the 2006 Annual Meeting

Matthew D. Cannon	N//A	None
Mr. Cannon, age 63, is currently a partner in the Cannon Trading Partnership, which he formed in 1993. From 1991 to 1992 he served as a partner in Seisma Drilling Corporation. From 1988 to 1991 he served as vice president and director of Hilb, Rogal and Hamilton Company, an insurance agency located in Gainesville, Florida which specialized in underwriting, rating, sales, collections and claims associated with commercial lines insurance policies. Prior to that he served as vice president and director of the Cannon-Treweek insurance agency from 1968 to1988.

Executive Officers

Phillip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, Sr., became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003. Effective August 18, 2005, Mr. Ware was appointed Principle Accounting Officer.

Officers of Coastal Caribbean are elected annually by the board and report directly to it.

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. During 2007, $89,700 of Mr. Ware’s compensation for his services was accrued. Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum. The other executive officer devotes a small percentage of his professional time as an officer on behalf of the Companies.

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

Base salary constituted nearly all of the compensation package of the indicated named executive officer during the year ended December 31, 2007.

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

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2007:

2007 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the compensation committee’s first meeting of each year, the compensation committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2007 based upon the factors set out above. The compensation committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2007 Long-Term Incentives. The Company has in the past provided long-term incentives. Primarily this has been done through the issuance of stock options, however there is no set program or requirements for issuance of the stock options. Instead, stock options may be issued at the discretion of the compensation committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The compensation committee did not grant any stock options in 2007 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled. On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were earned or paid during 2007.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2007. We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s current base salary is $125,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(5) ($)	Total ($)
Phillip W. Ware, Chief Executive	2007	125,000	(4)	-	-	-	-	-	18,750	143,750

Officer, President ,	2006	125,000		-	-	-	-	-	18,750	138,800

Chief Financial Officer, Director	2005	112,020		-	-	47,000	-	-	13,800	172,820

(1) Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.

(2) Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.

(3) Stock Options - Grant of stock options to acquire 50,000 shares was made under the Company’s 1995 Stock Option Plan. Grant of stock options to acquire 250,000 shares was made under the Company’s 2005 Incentive Stock Option Plan

(4) Payment of $89,700 was accrued and not paid in 2007.

(5) Payment to SEP-IRA pension plan (2006 and 2007 amounts have been deferred).

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company granted Mr. Ware an option to acquire 50,000 shares of our common stock, exercisable at $.15 per share and 250,000 shares of our common stock, exercisable at $.20 per share, for ten years during the year ended December 31, 2005. The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2007.

All the outstanding options that existed prior to the 2005 Agreement with the State of Florida were terminated as part of the Agreement with the State of Florida and through the mutual releases exchanged as a part of the closing under that Agreement.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 held by the named executive officer.

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

OPTION EXERCISES
There were no options exercised in 2007.

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

We did not pay our directors in 2007 and accrued $125,000 owed to them at December 31, 2007. Directors were paid $125,000 in 2006. The following table shows the compensation of the Company’s directors for the year ended December 31, 2006.

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

March 19, 2008	COMPENSATION COMMITTEE

Matthew D. Cannon, Chair
Herbert D. Haughton

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2007, Mr. Robert J. Angerer, Sr. owned 1,933,757 shares, or 4.18% of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 2,191,914 shares, or 4.74% of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 25, 2008, no persons or apparent groups of persons are known by management to own beneficially five percent or more of the Company’s outstanding shares.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2007, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	204,121	300,000	1.09%
Robert J. Angerer, Sr.	1,933,757	50,000	4.25%
Herbert D. Haughton	50,000	50,000	0.21%
Anthony F. Randazzo	100,000	50,000	0.32%
Matthew D. Canon	105,300	50,000	0.33%
Directors and executive officers as a group (a total of 5 persons)	2,393,178	500,000	6.19%

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2007

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

Item 13.  Certain Relationships and Related Transactions

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2007 and 2006, Angerer & Angerer billed Coastal Petroleum $144,000 and $144,000 respectively for legal fees.

Robert J. Angerer, Sr.

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

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost five years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. During 2007 and 2006, Igler & Dougherty billed Coastal Petroleum $16,062 and $50,453, respectively for legal fees.

Item 14.  Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2006 and 2005 and performed the reviews for 2006 and the quarter ended September 30, 2005. James Moore & Co., P.L. audited the Company’s financial statements for 2004 and performed the review for the quarters ended March 31, 2005 and June 30, 2005.

Fees related to services performed by Baumann, Raymondo and Company, P.A. in 2007 and 2006 were as follows:

	2007	2006
Audit Fees (1)	$31,081	$30,500
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-
Total	$31,081	$30,500

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors. Since their appointment on December 9, 2005, newly elected directors Matthew D. Cannon and Anthony F. Randazzo have served as the members of the Audit Committee. The Audit Committee pre-approved all audit related and non-audit services in 2007 and 2006.

The Audit Committee has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2007, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that Coastal Caribbean’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page
Reports of Independent Registered Public Accounting Firms	22

Consolidated balance sheets at December 31, 2007 and 2006	23

Consolidated statements of operations for each of the three years in the period ended December 31, 2007 and for the period from January 31, 1953 (inception) to December 31, 2007.	24

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2007 and for the period from January 31, 1953 (inception) to December 31, 2007.	25

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2007	26

Notes to consolidated financial statements.	27-40

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

21.	Subsidiaries of the registrant.

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 100 % owned.

23.	Consent of experts and counsel.

23.1	Consent of Baumann, Raymondo & Company PA

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required by Rule 13a-14(a)-15d-14(a) under the Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip W. Ware.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. (Registrant)

Dated: March 26, 2008	By	/s/ Phillip W. Ware
Phillip W. Ware, Chief Executive Officer President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Phillip W. Ware Phillip W. Ware Director, Chief Executive Officer, President and Principal Financial Officer Dated: March 26, 2008	By /s/ Robert J. Angerer Robert J. Angerer Director and Vice President Dated: March 26, 2008

By /s/ Herbert D. Haughton Herbert D. Haughton Director Dated: March 26, 2008	By /s/ Anthony F. Randazzo Anthony F. Randazzo Director Dated: March 26, 2008

By /s/ Matthew D. Cannon Matthew D. Cannon Director Dated: March 26, 2008

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware