Form 10-Q
period 2008-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2008-05-14
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 1-4668

COASTAL CARIBBEAN OILS & MINERALS LTD.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the issuer's single class of common stock as of May 13, 2008 was 46,261,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2008

Table of Contents

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at March 31, 2008 and December 31, 2007	3

	Consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 and for the period from January 31, 1953 (inception) to March 31, 2008	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 and for the period from January 31, 1953 (inception) to March 31, 2008	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	14

ITEM 4	Controls and Procedures	15

	PART II - OTHER INFORMATION

ITEM 5	Other Information	16

ITEM 6	Exhibits	17

	Signatures	18

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$-	$30,264
Prepaid expenses and other	20,027	30,040
Total current assets	20,027	60,304

Certificates of deposit	136,604	135,364
Petroleum leases	2,200,644	2,168,293
Equipment, net	8,305	8,935

Total assets	$2,365,580	$2,372,896

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$55,708	$11,125
Amounts due to related parties	453,786	348,208
Total current liabilities	509,494	359,333

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,261,604 and 46,211,604 shares, respectively	5,551,392	5,545,392
Capital in excess of par value	32,139,311	32,137,811
	37,690,703	37,683,203
Deficit accumulated during the development stage	(35,834,617)	(35,669,640)
Total shareholders’ equity	1,856,086	2,013,563
Total liabilities and shareholders’ equity	$2,365,580	$2,372,896

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

			For the
			period from
			Jan. 31, 1953
	Three months ended		(inception)
	March 31,		to March 31,
	2008	2007	2008

Interest and other income	$1,240	$1,194	$3,981,154
Gain on settlement	-	-	8,124,016
	1,240	1,194	12,105,170
Expenses:
Legal fees and costs	40,413	52,691	17,459,308
Administrative expenses	88,193	66,913	10,670,414
Salaries	31,250	39,050	4,177,681
Shareholder communications	6,361	9,580	4,122,056
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	-	6,631,505
Exploration costs	-	-	247,465
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728
	166,217	168,234	47,939,787

Net loss	$(164,977)	$(167,040)

Deficit accumulated during the development stage			$(35,834,617)

Average number of shares outstanding (basic & diluted)	46,214,351	46,211,604

Net loss per share (basic & diluted)	$(.004)	$(.004)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period from
			Jan. 31, 1953
	Three months ended		(inception)
	March 31,		To
	2008	2007	March 31, 2008

Operating activities:
Net loss	$(164,977)	$(167,040)	$(35,834,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	630	630	4,668
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	10,013	9,751	(20,028)
Accrued liabilities	50,161	38,819	509,496
Net cash used in operating activities	(4,173)	(117,840)	(36,158,223)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(57,351)	(68,861)	(6,260,440)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	25,000	-	319,614
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(1,240)	-	(136,604)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(33,591)	(68,861)	345,862

Financing activities:
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	7,500	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	7,500	-	35,812,361
Net decrease in cash and cash equivalents	(30,264)	(186,701)	-
Cash and cash equivalents at beginning of period	30,264	342,541	-
Cash and cash equivalents at end of period	$-	$155,840	$-

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2. Going Concern

As of March 31, 2008, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place an agreement with a party covering part of our leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercised the option, the Company would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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

The Valley County Leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2011 to 2016.

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

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management will not allow the completion and testing operations or any further drilling to begin until July, so operations have been suspended until that time. The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Western Standard has agreed in writing to pay the estimated well completion costs of $65,000 and the parties have verbally agreed to extend the time to send the funds until no later than July 1, 2008, so that funds will be in place once operations are allowed to begin.

Once operations resume and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company currently has permits to drill two of the step-out wells and is in the permitting process for permits to drill two additional step-out wells.

In September 2007, the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first Lodgepole test well under the agreement was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects F-Cross will resume operations to complete and test the well once the weather and regulators permit it.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements (Continued)

Note 4.  Oil & Gas Development Activity (Continued)

Under the terms of the agreement, F-Cross had an option to acquire a 50% working interest in the approximately 62,000 acres covered by the agreement for $25 per acre after completion of the first well. However, F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired. F-Cross will retain the interest in the well it has drilled and which is awaiting completion. The Company is currently talking with others that are interested in entering a similar agreement on this acreage.

The Company still holds approximately 21,000 acres under lease in its Valley County Leases that are not subject to an agreement with a third party and the Company is not currently looking for other entities to team with to explore that acreage.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031 acres before June 1, 2008, and has the option to drill the remaining Lodgepole Reef prospects on these leases. That deadline has been extended in the past and may be extended again. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company still intends to team with other entities.

In an effort to explore the North Dakota leases, in December of 2007 the Company entered a new farm-out agreement with Western Standard. Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. The Company received $40,000 in November 2007, $25,000 in February 2008 and $15,000 in April 2008, which was recorded as a reduction in capitalized petroleum lease costs. The Company will also retain a back-in working interest of 20% in the leases after payout. Oil For America has agreed to waive the drilling obligation on these four prospects. The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements (Continued)

Note 5.  Income Taxes

For the three months period ending March 31, 2008 and 2007, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2007.

Note 6.  Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three months ended March 31, 2008, and 2007, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer which has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $36,000 and $36,000 in legal fees for the three months ended March 31, 2008 and 2007, respectively. The Company owes $132,000 in accrued legal fees to Angerer & Angerer as of March 31, 2008.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company has expensed $3,974 and $4,038 in legal fees and costs for the three months ended March 31, 2008 and 2007, respectively.

Note 7.   Note Payable

The Company borrowed $126,000 in May 2007 to pay lease obligations that were due in June 2007. The note required the loan to be repaid prior to the spudding of the first well on any of the approximately 42,000 acres its leases covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. The loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the money advanced by Western Standard Energy Corp. to drill the first well under their agreement with the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Note 8.  Stock Transactions

In March 2008, the Company received $7,500 from the exercise of outstanding stock options for 50,000 shares from Robert J. Angerer, Sr., a vice president and a director of the Company.

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

Liquidity and Capital Resources
Liquidity

The Company has no available cash, excluding certificate of deposits pledged for drilling permits, at March 31, 2008, compared to $30,000 at December 31, 2007. Our current liabilities exceed our current assets by $489,000 at March 31, 2008. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $454,000 in expenses as of March 31, 2008. We received $7,500 in March 2008 from the exercise of outstanding stock options from Robert J. Angerer, Sr., our vice president and a director of the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During first quarter of 2008, we received $25,000 and we received an additional $15,000 in April 2008 under a farm-out agreement for lease and drilling rights on our North Dakota leases. During 2007, we received approximately $309,000 under this and other agreements for lease and drilling rights and the options to acquire additional rights. Also during 2007, we received $255,000 that was used to drill one of the wells on our leases.

During the first quarter of 2008, we paid lease rentals of $57,000 for payments due in the first quarter of 2008 and $110,000 in lease payments are due in the second quarter of 2008. Lease payments in the amount of $16,000 were made in April and we have additional lease payments of approximately $94,000 due in June 2008. We may need to sell additional lease rights to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights. Western Standard has committed to pay for estimated gas well completion costs of $65,000 no later than July 1, 2008 when operations may begin.

As of March 31, 2008, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage. Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. We currently have in place an agreement with a party covering part of our leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercised the option, we would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

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

The first of the two agreements we entered into was a farm-out agreement with Western Standard Energy Corp. (“Western Standard”) in August 2007. Under the agreement, Western Standard paid us $40,000 at execution and then paid an additional $384,000. From the $384,000, $255,000 was paid to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals. Western Standard will have a 100% working interest in the first well until payout when it will be reduced to 80% and we will receive the other 20% working interest. Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000. Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 acres that are covered in the Western Standard farm-out agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of our Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that we believed to be there. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations have been suspended until July. In December, we entered a Memorandum of Understanding with Western Standard which led to a farm-out agreement on our North Dakota Leases discussed below, but also allowed us to use $29,000 of the funds from Western Standard originally sent to cover completion to now cover lease rental and other costs associated with the delay in well completion. Western Standard has committed to send additional funds to pay the estimated well completion costs of $65,000 no later than July 1, 2008 so that funds will be in place once operations are allowed to begin.

Once operations resume, and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. We have received permits to drill two step-out wells and are currently in the permitting process for two more.

Under the second agreement, which we entered in September 2007, we received $50,000 from F-Cross Resources, LLC (“F-Cross”) when the two parties executed a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of our Valley County Leases. Under the agreement, F-Cross has the option to drill a Lodgepole test well within six months and after drilling that well has the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007. Drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, we expect that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it.

Under the terms of the agreement, F-Cross had an option to acquire a 50% working interest in the approximately 62,000 acres covered by the agreement for $25 per acre after completion of the first well. However, F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired. F-Cross will retain the interest in the well it has drilled and which is awaiting completion. We are currently talking with others that are interested in entering a similar agreement on this acreage.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We still hold approximately 21,000 acres under our Valley County Leases that are not under agreement with any third party and we are not currently looking for other entities to team with to explore that acreage.

The two wells we were involved with drilling during 2006 and that were abandoned during 2007 were drilled in Montana, but in areas outside of and as far as 130 miles from our Valley County Leases. Both of those wells reached the targeted Lodgepole reefs, but no gas or oil was present in economic quantities. We will not pursue any further drilling in these areas. The second of these wells was drilled with partners and there are approximately $115,000 in unpaid expenses related to this well that are collectively the responsibility of the various partners. This amount is not reflected as a liability in the accompanying financial statements.

In North Dakota, we control the working interest on approximately 8,510 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells here is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and so the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.5 million to drill. We intend to bring in others to share the risk and investment in wells we drill in North Dakota until the we are in a stronger financial position

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard. Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. We received $40,000 in November 2007, $25,000 in February 2008 and expect to receive the other $15,000 in the first quarter of 2008. We will also retain a back-in working interest of 20% in the leases after payout. The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Oil For America has agreed to waive the drilling obligation on these four prospects. We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

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

Results of Operations

Three months ended March 31, 2008 vs. March 31, 2007

We did not conduct drilling activities in the first quarter of 2008 or 2007, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We expect to resume drilling operations at the end of the 2nd quarter of 2008. Substantially all the drilling activity on our leases for 2007 was financed under farm-out agreements with other entities, and we expect that to continue in 2008. Therefore, our expenses are primarily administrative and our 2008 expenses remained consistent with 2007 amounts.

Our interest income decreased in 2008 from 2007 due to lower cash balances.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2008.

ITEM 4	Controls and Procedures

a.	Management’s annual report on internal control over financial reporting.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

c.
Limitations on the Effectiveness of Controls  Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

March 31, 2008

ITEM 5	Other Information

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

The Company believes that it would not be classified as a PFIC for the year 2007, because it derived the majority of its gross income in 2007 from the sale of interests in parts of its leases to other companies through farm-out agreements, and received a relatively small amount of interest the Company. However, the Company may have been considered a PFIC in previous years, which could result in negative tax consequences to a shareholder.. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified last year does not affect how it will be classified this year.

If, for any taxable year, the Company’s passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2004 and in 2006, Coastal Caribbean's passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company’s U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company’s common stock, would cause a U.S. holder to become liable for U.S. federal income tax under section 1291 of the Internal Revenue Code (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

March 31, 2008

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: May 13, 2008	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer