Form 10-Q
period 2008-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2008-08-11
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

The number of shares outstanding of the issuer's single class of common stock as of August 7, 2008 was 46,261,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2008

Table of Contents

		Page

	PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2008 and December 31, 2007	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from January 31, 1953 (inception) to June 30, 2008	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007 and for the period from January 31, 1953 (inception) to June 30, 2008	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	16

	PART II - OTHER INFORMATION

ITEM 5	Other Information	17

ITEM 6	Exhibits	18

	Signatures	19

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$673	$30,264
Prepaid expenses and other	10,013	30,040
Total current assets	10,686	60,304

Certificates of deposit, restricted	137,737	135,364
Petroleum leases	2,163,576	2,168,293
Equipment, net	7,675	8,935
Total assets	$2,319,674	$2,372,896

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$42,415	$11,125
Amounts due to related parties	559,365	348,208
Total current liabilities	601,780	359,333

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,261,604 and 46,211,604 shares, respectively	5,551,392	5,545,392
Capital in excess of par value	32,139,311	32,137,811
	37,690,703	37,683,203
Deficit accumulated during the development stage	(35,972,809)	(35,669,640)
Total shareholders’ equity	1,717,894	2,013,563
Total liabilities and shareholders’ equity	$2,319,674	$2,372,896

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

					For the
					Period from
					Jan. 31, 1953
	Three months ended June 30,		Six months ended June 30,		(inception)
					to June 30,
	2008	2007	2008	2007	2008

Interest and other income	$1,133	$3,613	$2,373	$4,807	$3,982,287
Gain on settlement	-	-	-	-	8,124,016
	1,133	3,613	2,373	4,807	12,106,303
Expenses:
Legal fees and costs	36,953	31,785	77,366	84,476	17,496,261
Administrative expenses	70,323	92,715	158,516	159,628	10,740,737
Salaries	31,250	33,850	62,500	72,900	4,208,931
Shareholder communications	799	648	7,160	10,228	4,122,855
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	85,792	-	85,792	6,631,505
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728
	139,325	244,790	305,542	413,024	48,079,112

Income tax benefit	-	-	-	-	-

Net loss	$(138,192)	$(241,177)	$(303,169)	$(408,217)

Deficit accumulated during the development stage					$(35,972,809)

Weighted average number of Shares outstanding (basic & diluted)	46,261,604	46,211,604	46,237,978	46,211,604

Net loss per share (basic & diluted)	$(.003)	$(.005)	$(.007)	$(.009)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period from Jan. 31, 1953
	Six months ended		(inception)
	June 30,		To
	2008	2007	June 30, 2008

Operating activities:
Net loss	$(303,169)	$(408,217)	$(35,972,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,260	1,260	5,298
Write off of unproved properties	-	85,792	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses	20,027	19,503	(10,014)
Accounts payable and accrued liabilities	242,447	167,382	601,782
Net cash used in operating activities	(39,435)	(134,280)	(36,193,485)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(213,103)	(195,260)	(6,416,192)
Well drilling costs	-	(85,792)	(1,071,011)
Sale of unproved nonoperating interests	217,820	-	512,434
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(2,373)	(3,596)	(137,737)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	2,344	(284,648)	381,797

Financing activities:
Loan proceeds	-	126,000	-
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	7,500	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	7,500	126,000	35,812,361
Net decrease in cash and cash equivalents	(29,591)	(292,928)	673
Cash and cash equivalents at beginning of period	30,264	342,541	-
Cash and cash equivalents at end of period	$673	$49,613	$673

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2. Going Concern

As of June 30, 2008, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place an agreement with a party covering part of the Company’s leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercises the option, the Company would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. The Company also has an agreement with another party, under which the party has the option to purchase a 50% working interest in the Company’s remaining Valley County leases by paying $1,000,000 in drilling costs on the Company’s behalf, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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

In May 2008, the Company entered an agreement with Cobra Oil and Gas. Under the agreement, Cobra has paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement. Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 20,000 acres of other leases Coastal held in Valley County.

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

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management will not allow the completion and testing operations or any further drilling to begin until July 2008, so operations were suspended until that time. The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Subsequent to the end of the quarter, Western Standard paid the estimated well completion costs of $65,000 and the operations to complete and test the well are scheduled for the first half of August 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 4. Oil & Gas Development Activity (Continued)

Once operations resume and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 (37,000 after some leases have expired) acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company currently has permits to drill two of the step-out wells and is in the permitting process for permits to drill two additional step-out wells.

F-Cross Resources, LLC (“F-Cross”) will continue to hold its interest in the section in which it drilled a well under the September 2007 agreement which has otherwise expired. Under that agreement the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first Lodgepole test well under the agreement was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects F-Cross will resume operations to complete and test the well once the weather and regulators permit it.  F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031 acres before August 31, 2008, and has the option to drill the remaining Lodgepole Reef prospects on these leases. That deadline has been extended in the past and may be extended again. The Company intends to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them.

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

Note 5.  Income Taxes

For the three and six month periods ending June 30, 2008 and 2007, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2007.

Note 6.   Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three and six month periods ended June 30, 2008, and 2007, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer which has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $72,000 and $72,000 in legal fees for the six month periods ended June 30, 2008 and 2007, respectively, including $36,000 and $36,000 in legal fees for the three month periods ended June 30, 2008 and 2007, respectively. The Company owes $168,000 in accrued legal fees to Angerer & Angerer as of June 30, 2008.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company expensed $9,679 and $9,760 in legal fees and costs for the six month periods ended June 30, 2008 and 2007, respectively, including $5,705 and $5,722 in legal fees for the three month periods ended June 30, 2008 and 2007, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Continued)

Note 7.   Note Payable

The Company borrowed $126,000 in May 2007 to pay lease obligations that were due in June 2007. The note required the loan to be repaid prior to the spudding of the first well on any of the approximately 42,000 (37,000 after some leases have expired) acres of the Company’s leases that are covered by the loan agreement. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. The loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the money advanced by Western Standard Energy Corp. to drill the first well under their agreement with the Company.

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

The Company assesses whether its unproved properties are impaired on a periodic basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Using this assessment, Management has determined that the Company’s leases are not impaired.

Liquidity and Capital Resources
Liquidity

The Company has no available cash, excluding certificate of deposits pledged for drilling permits, at June 30, 2008, compared to $30,000 at December 31, 2007. Our current liabilities exceed our current assets by $582,000 at June 30, 2008. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $560,000 in expenses as of June 30, 2008. We received $195,000 during the three months ended June 30, 2008 from the sale of unproved lease rights which we used primarily to pay our annual lease payments and other operating expenses.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the first half of 2008, we received $180,000 and $40,000 respectively under farm-out agreements for lease and drilling rights on our Montana and North Dakota leases. During 2007, we received approximately $309,000 under various agreements for lease and drilling rights and the options to acquire additional rights. Also during 2007, we received $255,000 that was used to drill one of the wells on our leases.

During the first half of 2008, we paid lease rentals of $183,000. We have additional lease payments of approximately $8,000 due in September 2008 and approximately $22,000 in November 2008. We may need to sell additional lease rights to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights. Western Standard has committed to pay for estimated gas well completion costs of $65,000 so that funds will be in place once operations are allowed to begin.

We received $7,500 in March 2008 from the exercise of outstanding stock options from Robert J. Angerer, Sr., our vice president and a director of the Company.

As of June 30, 2008, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage. Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. We currently have in place an agreement with a party covering part of our leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercised the option, we would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. The Company also has an agreement with another party, under which the party has the option to purchase a 50% working interest in the Company’s remaining Valley County leases by paying $1,000,000 in drilling costs on the Company’s behalf, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus. This primary area is a large assembly of leases covering approximately 124,882 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef. This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands. Currently we have two agreements with two different entities covering separate areas of the leases and exploration has begun on those leases. During 2006, we drilled two wells on lands outside these leases and they did not find economic quantities of oil or gas and were abandoned. We also hold leases in southwestern North Dakota and have an agreement covering four Lodgepole prospects on those leases.

The first of the two agreements we entered into was a farm-out agreement with Western Standard Energy Corp. (“Western Standard”) in August 2007. Under the agreement, Western

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Standard paid us $40,000 at execution and then paid an additional $384,000. From the $384,000, $255,000 was paid to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals. Western Standard will have a 100% working interest in the first well until payout when it will be reduced to 80% and we will receive the other 20% working interest. Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000. Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 (37,000 after some leases have expired) acres that are covered in the Western Standard farm-out agreement.

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of our Valley County Leases. The well reached a total depth of 1,126 feet, and confirmed the structural high that we believed to be there. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations were suspended until July. In December, we entered a Memorandum of Understanding with Western Standard which led to a farm-out agreement on our North Dakota Leases discussed below, but also allowed us to use $29,000 of the funds from Western Standard originally sent to cover completion to now cover lease rental and other costs associated with the delay in well completion. Subsequent to the end of the quarter, Western Standard sent $65,000 to pay the estimated well completion costs and operations to complete and test the well are scheduled for the first half of August 2008.

Once operations resume, and within 30 days after the test well is completed, Western Standard has the option to purchase a 50% interest in approximately 42,000 (37,000 after some leases have expired) acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. We have received permits to drill two step-out wells and are currently in the permitting process for two more.

We entered the second agreement with Cobra Oil and Gas, in May of 2008. Under the agreement, Cobra has paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed us to pay our Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on our behalf, drilling wells on the leases under the agreement. Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 20,000 acres of other leases Coastal held in Valley County.

F-Cross Resources, LLC (“F-Cross”) will continue to hold its interest in the section in which it drilled a well under the September 2007 agreement which has otherwise expired.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Under that agreement we received $50,000 from F-Cross when the two parties executed a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of our Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007. Drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, we expect that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it.  F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with the interest in the section in which it drilled the well.

The two wells we were involved with drilling during 2006 and that were abandoned during 2007 were drilled in Montana, but in areas outside of and as far as 130 miles from our Valley County Leases and were farm-in wells on leases held by others. Both of those wells reached the targeted Lodgepole reefs, but no gas or oil was present in economic quantities. We will not pursue any further drilling in these areas. The second of these wells was drilled with partners and there are approximately $115,000 in unpaid expenses related to this well that are collectively the responsibility of the various partners. This amount is not reflected as a liability in the accompanying financial statements.

In North Dakota, we control the working interest on approximately 8,510 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells here is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and so the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.5 million to drill. We intend to bring in others to share the risk and investment in wells we drill in North Dakota until we are in a stronger financial position.

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard. Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. We received $40,000 in November 2007, $25,000 in February 2008 and $15,000 in April 2008. We will also retain a back-in working interest of 20% in the leases after payout. The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Oil For America has agreed to waive the drilling obligation on these four prospects. We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As briefly described above, in the Memorandum of Understanding which gave rise to the new farm-out agreement, Western Standard also agreed that we could use the more than $29,000 originally forwarded to be used for completion of the first shallow gas well to cover the costs associated with the delay in operations, including annual rentals. This amount combined with the $80,000 paid for the four reef prospects helped cover our operations during the first half of 2008.

Results of Operations

Six months ended June 30, 2008 vs. June 30, 2007

We did not conduct drilling activities in the first half of 2008 or 2007, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We expect to resume drilling operations during the 3rd quarter of 2008. Substantially all the drilling activity on our leases for 2007 was financed under farm-out agreements with other entities, and we expect that to continue in 2008. Therefore, our expenses are primarily administrative and our 2008 expenses remained consistent with 2007 amounts.

Our interest income decreased in 2008 from 2007 due to lower cash balances.

Three months ended June 30, 2008 vs. June 30, 2007

We did not conduct drilling activities in the second quarter of 2008 or 2007, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We expect to resume drilling operations during the 3rd quarter of 2008. Substantially all the drilling activity on our leases for 2007 was financed under farm-out agreements with other entities, and we expect that to continue in 2008. Therefore, our expenses are primarily administrative and our 2008 expenses remained consistent with 2007 amounts.

Our interest income decreased in 2008 from 2007 due to lower cash balances.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 4 Controls and Procedures

a.	Evaluation of disclosure controls and procedures.

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

June 30, 2008

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

The Company believes that it would not be classified as a PFIC for the year 2007, because it derived the majority of its gross income in 2007 from the sale of interests in parts of its leases to other companies through farm-out agreements, and received a relatively small amount of interest the Company. However, the Company may have been considered a PFIC in previous years, which could result in negative tax consequences to a shareholder. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified last year does not affect how it will be classified this year.

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

June 30, 2008

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 7, 2008	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer