Form 10-Q
period 2008-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2008-11-13
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

The number of shares outstanding of the issuer's single class of common stock as of November 13, 2008 was 46,261,604.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at September 30, 2008 and December 31, 2007	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and for the period from January 31, 1953 (inception) to September 30, 2008	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 and for the period from January 31, 1953 (inception) to September 30, 2008	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4	Controls and Procedures	17

	PART II - OTHER INFORMATION

ITEM 5	Other Information	17

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$16,098	$30,264
Prepaid expenses and other	-	30,040
Total current assets	16,098	60,304

Certificates of deposit, restricted	84,668	135,364
Petroleum leases	2,174,836	2,168,293
Equipment, net	7,045	8,935

Total assets	$2,282,647	$2,372,896

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$32,564	$11,125
Amounts due to related parties	664,942	348,208
Total current liabilities	697,506	359,333

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 46,261,604 and 46,211,604 shares, respectively	5,551,392	5,545,392
Capital in excess of par value	32,139,311	32,137,811
	37,690,703	37,683,203
Deficit accumulated during the development stage	(36,105,562)	(35,669,640)
Total shareholders’ equity	1,585,141	2,013,563
Total liabilities and shareholders’ equity	$2,282,647	$2,372,896

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

					For the
					period from
					Jan. 31, 1953
					(inception)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2008	2007	2008	2007	2008

Interest and other income	$1,587	$8	$3,960	$4,815	$3,983,874
Gain on settlement	-	-	-	-	8,124,016
	1,587	8	3,960	4,815	12,107,890
Expenses:
Legal fees and costs	37,640	36,956	115,006	121,432	17,533,901
Administrative expenses	63,384	63,862	221,900	223,490	10,804,121
Salaries	31,250	31,250	93,750	104,150	4,240,181
Shareholder communications	2,066	469	9,226	10,697	4,124,921
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	(34,766)	-	51,026	6,631,505
Exploration costs	-	-	-	-	247,465
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	-	-	-	2,155,728
	134,340	97,771	439,882	510,795	48,213,452

Income tax benefit	-	-	-	-	-

Net loss	$(132,753)	$(97,763)	$(435,922)	$(505,980)

Deficit accumulated during the development stage					$(36,105,562)

Weighted average number of Shares outstanding (basic & diluted)	46,229,122	46,221,604	46,211,604	46,211,604

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
(Unaudited)

			For the period
			from Jan. 31, 1953
			(inception)
	Nine months ended		to
	September 30,		September 30,
	2008	2007	2008
Operating activities:
Net loss	$(435,922)	$(505,980)	$(36,105,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,890	1,890	5,928
Write off of unproved properties	-	51,026	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	30,040	29,256	-
Income taxes receivable	-	-	-
Accounts payable and accrued liabilities	338,173	204,494	697,507
Income taxes payable	-	-	-
Net cash used in operating activities	(65,819)	(219,314)	(36,219,869)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(224,363)	(207,140)	(6,427,452)
Well drilling costs	-	(51,026)	(1,071,011)
Sale of unproved nonoperating interests	217,820	89,175	512,434
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Redemption (purchase) of certificate of deposit	50,696	(3,596)	(84,668)
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	44,153	(172,587)	423,606

Financing activities:
Loan proceeds	-	126,000	-
Loans from officers	-	-	111,790
Repayments of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	7,500	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	7,500	126,000	35,812,361
Net (decrease) increase in cash and cash equivalents	(14,166)	(265,901)	16,098
Cash and cash equivalents at beginning of period	30,264	342,541	-
Cash and cash equivalents at end of period	$16,098	$76,640	$16,098

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1  Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2. Going Concern

As of September 30, 2008, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Management currently has in place an agreement with a party covering part of the Company’s leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercises the option, the Company would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. The Company also has an agreement with another party, under which the party has the option to purchase a 50% working interest in the Company’s remaining Valley County leases by paying $1,000,000 in drilling costs on the Company’s behalf, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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
September 30, 2008

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

In May 2008, the Company entered an agreement with Cobra Oil and Gas. Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement. Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 20,000 acres of other leases Coastal held in Valley County.

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

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well, known as the Federal 1-19 Well, had three objectives: to confirm the 34,000 acre Starbuck East Prospect by finding that the Eagle formation was high to surrounding wells off the Prospect; to confirm that there were good natural gas shows in the Starbuck East Prospect; and to find commercial gas in either the Eagle formation or the Judith River formation. The first two objectives were met. Due to drilling damage, the third objective has not yet been met.

During October 2007, the Federal 1-19 well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin until July 2008, so operations were suspended until that time. The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Western Standard paid the estimated well completion costs of $65,000 and operations to complete and test the well were performed in two stages during the third quarter and proceeded to the third stage subsequent to the end of the third quarter. In October 2008, the Company received approximately $29,000 from Western Standard to pay for the third stage of operations which included stimulation of the well, a common procedure in completing oil and gas wells.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1 Financial Statements (Continued)

Note 4. Oil & Gas Development Activity (Continued)

The Company was unable to determine by this well whether the target formations contain economic quantities of gas. Drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

It is not unusual that the first well confirming a structure does not become a producing well. The test well did produce valuable information about the two gas bearing formations and their potential for economically feasible commercial gas production. Problems encountered in drilling the test well can now be avoided when future wells are drilled on the Starbuck East Prospect. With the first two objectives met, the Company will now focus on achieving the third objective, specifically finding commercial gas in either the Eagle or Judith River formations.

Now that the test well is completed, Western Standard has 30 days to exercise its option to purchase a 50% interest in approximately 42,000 (37,000 after some leases have expired) acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. The Company currently has permits to drill two of the step-out wells and is in the permitting process for permits to drill two additional step-out wells.

F-Cross Resources, LLC (“F-Cross”) will continue to hold its interest in the section in which it drilled a well under the September 2007 agreement which has otherwise expired. Under that agreement the Company received $50,000 from F-Cross Resources, LLC (“F- Cross”) when the two parties entered into a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout. The first Lodgepole test well under the agreement was drilled in November, 2007, but the well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, the Company expects F-Cross will resume operations to complete and test the well once the weather and regulators permit it, although to date those operations have not been resumed.  F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008
ITEM 1 Financial Statements (Continued)

Note 4. Oil & Gas Development Activity (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031 acres before January 31, 2009, and has the option to drill the remaining Lodgepole Reef prospects on these leases. That deadline has been extended in the past and may be extended again. The Company intends to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them.

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

Note 5. Income Taxes

For the three and nine month periods ending September 30, 2008 and 2007, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2007.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 1 Financial Statements (Continued)

Note 6. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three and nine month periods ended September 30, 2008, and 2007, respectively.

The Company pays a monthly retainer to the law firm of Angerer & Angerer which has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company. The Company expensed $108,000 and $108,000 in legal fees for the nine month periods ended September 30, 2008 and 2007, respectively, including $36,000 and $36,000 in legal fees for the three month periods ended September 30, 2008 and 2007, respectively. The Company owes $204,000 in accrued legal fees to Angerer & Angerer as of September 30, 2008.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. One of the Company’s directors is a shareholder in the law firm. The Company expensed $12,447 and $10,716 in legal fees and costs for the nine month periods ended September 30, 2008 and 2007, respectively, including $2,768 and $956 in legal fees for the three month periods ended September 30, 2008 and 2007, respectively.

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
September 30, 2008

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

Liquidity and Capital Resources
Liquidity

The Company has no available cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2008, compared to $30,000 at December 31, 2007. Our current liabilities exceed our current assets by $680,000 at September 30, 2008. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $665,000 in expenses as of September 30, 2008. We received $195,000 from the sale of unproved lease rights and redeemed a $50,000 certificate of deposit released from restrictions as a drilling bond during the nine months ended September 30, 2008, which we used primarily to pay our annual lease payments and other operating expenses.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During 2008, we received $180,000 and $40,000 respectively under farm-out agreements for lease and drilling rights on our Montana and North Dakota leases. During 2007, we received approximately $309,000 under various agreements for lease and drilling rights and the options to acquire additional rights. Also during 2007, we received $255,000 that was used to drill one of the wells on our leases.

During 2008, we have paid lease rentals of $201,000. We have additional lease payments of approximately $22,000 due in November 2008. We may need to sell additional lease rights to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights. Western Standard has paid for estimated gas well completion costs of $65,000 and funds are in place for the completion and testing operations.

  We received $7,500 in March 2008 from the exercise of outstanding stock options from Robert J. Angerer, Sr., our vice president and a director of the Company.

As of September 30, 2008, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage. Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. We currently have in place an agreement with a party covering part of our leases under which the party will drill a test well and have the option to purchase a 50% working interest in the leases covered by the agreement. If the party exercised the option, we would receive approximately $1,000,000, although there is no assurance drilling will be successful or the option will be exercised. The Company also has an agreement with another party, under which the party has the option to purchase a 50% working interest in the Company’s remaining Valley County leases by paying $1,000,000 in drilling costs on the Company’s behalf, although there is no assurance drilling will be successful or the option will be exercised. These situations raise substantial doubt about our ability to continue as a going concern.

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
September 30, 2008

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

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. The well, known as the Federal 1-19 Well, had three objectives: to confirm the 34,000 acre Starbuck East Prospect by finding that the Eagle formation was high to surrounding wells off the Prospect; to confirm that there were good natural gas shows in the Starbuck East Prospect; and to find commercial gas in either the Eagle formation or the Judith River formation. The first two objectives were met. Due to drilling damage, the third objective has not yet been met.

During October 2007, the Federal 1-19 well reached a total depth of 1,126 feet and confirmed the structural high that we believed to be there. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations were suspended until July. In December, we entered a Memorandum of Understanding with Western Standard which led to a farm-out agreement on our North Dakota Leases discussed below, but also allowed us to use $29,000 of the funds from Western Standard originally sent to cover completion to now cover lease rental and other costs associated with the delay in well completion. Western Standard paid the estimated well completion costs of $65,000 and operations to complete and test the well were performed in two stages during the third quarter and proceeded to the third stage subsequent to the end of the third quarter. In October 2008, the Company received approximately $29,000 from Western Standard to pay for the third stage of operations which included stimulation of the well, a common procedure in completing oil and gas wells.

The Company was unable to determine by this well whether the target formations contain economic quantities of gas. Drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
It is not unusual that the first well confirming a structure does not become a producing well. The test well did produce valuable information about the two gas bearing formations and their potential for economically feasible commercial gas production. Problems encountered in drilling the test well can now be avoided when future wells are drilled on the Starbuck East Prospect. With the first two objectives met, we will now focus on achieving the third objective, specifically finding commercial gas in either the Eagle or Judith River formations.

Western Standard now has 30 days from the completion to exercise its option to purchase a 50% interest in approximately 42,000 (37,000 after some leases have expired) acres near the well location (referred to as “Valley County Shallow Gas Assembly”). The cost to exercise the option would be $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells. We have received permits to drill two step-out wells and are currently in the permitting process for two more.

We entered the second agreement with Cobra Oil and Gas, in May of 2008. Under the agreement, Cobra has paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed us to pay our Lease rentals that were due June 1, 2008 and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on our behalf, drilling wells on the leases under the agreement. Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 20,000 acres of other leases Coastal held in Valley County.

F-Cross Resources, LLC (“F-Cross”) will continue to hold its interest in the section in which it drilled a well under the September 2007 agreement which has otherwise expired. Under that agreement we received $50,000 from F-Cross at the execution of a farm-out agreement covering approximately 64,000 acres (now 62,000 after some leases expired) on the northwest part of our Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after that well had the further option to acquire an interest in surrounding acreage. F-Cross is to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest after payout. F-Cross exercised its option and drilled the first Lodgepole test well during November, 2007. The well is awaiting completion and testing of several zones which have potential for both oil and gas. Unlike the shallow gas well on Federal land, this well is located on State land and provided that there is no State objection, we expect that F-Cross will resume operations to complete and test the well once the weather and state regulators permit it, however those operation have not yet been resumed.  F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with the interest in the section in which it drilled the well.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

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

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard. Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. We received $40,000 in November 2007, $25,000 in February 2008 and $15,000 in April 2008. We will also retain a back-in working interest of 20% in the leases after payout. The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Oil For America has agreed to waive the drilling obligation on these four prospects. We will still retain additional Lodgepole reef prospects on our North Dakota leases not covered by this farm-out agreement.

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

Results of Operations

Nine months ended September 30, 2008 vs. September 30, 2007

We did not conduct drilling activities for the nine months ended September 30, 2008 or 2007, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We performed some completion work in two stages during the 3rd quarter and expect to finish the remainder of the operations, including completion work, stimulation and testing of the well, during the 4th quarter of 2008. Substantially all the drilling activity on our leases for 2007 was financed under farm-out agreements with other entities, and we expect that to continue in 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2008

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Therefore, our expenses are primarily administrative and our 2008 expenses remained consistent with 2007 amounts. During 2007, we incurred $51,000 to prepare our 2006 wells for abandonment.

Our interest income decreased in 2008 from 2007 due to lower cash balances.

Three months ended September 30, 2008 vs. September 30, 2007

We conducted initial completion activities in the third quarter of 2008, but did not conduct any drilling activities in 2007. We expect to finish completion and testing operations during the 4th quarter of 2008. Substantially all the drilling activity on our leases for 2007 was financed under farm-out agreements with other entities, and we expect that to continue in 2008. Therefore, our expenses are primarily administrative and our 2008 expenses remained consistent with 2007 amounts. During 2007, we sold certain piping and other well supplies for $17,000, which reduced the cost of preparing the 2006 wells for abandonment.

Our interest income decreased in 2008 from 2007 due to lower cash balances.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2008.

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
September 30, 2008

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
September 30, 2008
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
September 30, 2008

ITEM 6 Exhibits

31.1   Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1  Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: November 13, 2008	By:	/s/ Phillip W. Ware
Phillip W. Ware Chief Executive Officer, President and Treasurer