Form 10-K
period 2008-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2009-03-30
CIK 21239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Note–Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,083,205 (U.S.) at June 30, 2008.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  Common stock, par value $.12 per share, 46,261,604 shares outstanding as of March 27, 2009.

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

None

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules	48
___________________________

All monetary figures set forth are expressed in United States currency.

PART I

Item 1.    Business

Company Website

The Company has a website located at http://www.coastalcarib.com.  The website can be used to access recent news releases, Securities and Exchange Commission (“SEC”) filings, and other items of interest.   The contents of the Company’s website are not incorporated into this document.  Securities and Exchange Commission filings, including supplemental schedules and exhibits can also be accessed free of charge through the SEC website at http://www.sec.gov.

General

Coastal Caribbean Oils & Minerals, Ltd.  (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962.  The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”).  Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves.  At December 31, 2008, Coastal Caribbean's principal asset was its 100% interest in its subsidiary Coastal Petroleum.  Coastal Petroleum's principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 114,832 net acres (87,415 net acres after some leases expired in March 2009) of land in Valley County, Montana and approximately 8,510 net acres of land in Billings, Slope and Stark Counties, North Dakota.

Prior to acquiring leases in Montana and North Dakota, and beginning in the 1940’s the Company held State of Florida oil, gas and mineral leases covering approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers.  For more than 15 years, the State of Florida used laws, policies and permit denials to prevent Coastal Petroleum from using its leases.  The Company vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them, but Florida courts ultimately ruled against the Company.  On June 1, 2005 the Company, Coastal Petroleum and other royalty holders, based upon the court decisions and State policies, entered an agreement to exchange mutual releases, dismiss pending actions and to surrender the leases and royalty rights back to the State of Florida in exchange for a total compensation of $12.5 million to be divided among the parties in interest.  The Company and its subsidiary received approximately $4,872,000 in net proceeds and the Company regained 100% ownership of its subsidiary, Coastal Petroleum.

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

Under an agreement with Western Standard Energy Corp. (“Western Standard”) a well, the Federal 1-19, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007.  The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin until July 2008, so operations were suspended until that time.  During the second and third quarters of 2008, the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

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

Western Standard had 30 days after the completion of the Federal 1-19 to exercise an option to purchase a 50% interest in approximately 42,000 acres near the well location (referred to as “Valley County Shallow Gas Assembly”) for $1,000,000, but the deadline passed without being exercised.   Western Standard no longer has an interest in these leases and Coastal Petroleum is now in control of them again.

On November 3, 2007, F-Cross Resources, LLC (“F- Cross”) spudded the first well under an Agreement with the Company.  The well was drilled to test a Lodgepole reef oil prospect and drilling on the well has finished and is awaiting completion.  As of this time it is uncertain whether F-Cross will proceed with completion.  F-Cross did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in the additional 64,000 acres covered by the agreement expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

The Company is actively engaged in pursuing funding for our 2009 Drilling Program.  The Program is an aggressive $9,500,000 exploration operation which would allow the Company to explore the potential of each of the areas held under its leases.  The Program covers exploration in four areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects on the Company’s North Dakota Leases; ten step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana; and the drilling of two other shallow gas prospects in Montana, but located off from the Starbuck East prospect.  The 2009 Drilling Program is currently being reviewed by prospective funding parties.  The Company is proceeding with the relativily inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  We have no assurances at this time that any funding will be available for the Drilling Program.

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

When acting as the operator and conducting drilling operations, Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not currently conducting drilling operations and therefore does not currently have such insurance.  The Company is not aware of any environmental claims existing as of December 31, 2008 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

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

Oil and Gas Properties

Williston Basin

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 87,415 net acres.  The Company’s working interest in these properties is 100% and would be reduced to 75% at payout, except as modified by the agreements described below.  Most of the leases were acquired during 2005, but some were included in the approximately 27,780 gross acres (27,740 net acres) the Company acquired in February of 2006, most of which expired in March 2009.  Two wells have been drilled on the leases held by the Company but one has not yet been completed and tested and the other was damaged during drilling and could not be tested, so the Company has no proved reserves on the property as yet.  The Company currently has one active agreement covering part of its Valley County Leases.  Two other agreements covering areas of the Valley County Leases expired during 2008.

In May 2008, the Company entered an agreement with Cobra Oil and Gas (“Cobra”).  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 78,000 acres (originally 87,000 acres, but some have expired) of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1st and brought in a new party to explore on the Leases. Cobra has two years to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement.  Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 17,000 acres of other leases Coastal held in Valley County.

During 2008 two agreements the Company had with other entities on the Valley County Leases expired.  First, in August 2007, the Company entered into a farm-out agreement with Western Standard.  Under the agreement Western Standard paid $40,000 to Coastal and then paid an additional $384,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and to cover associated lease rentals.  Western Standard would have had an interest in that well and the option to purchase a 50% interest in approximately 37,000 acres near the well location for $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells.

The first well under the agreement with Western Standard was drilled during October 2007, and reached a total depth of 1,126 feet, casing was run into the hole after there were gas shows at two horizons during drilling.  The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st, so operations were suspended until July 2008.  In light of the delay an additional agreement was reached with Western Standard in which the Company received an additional $29,000 from Western Standard to cover costs associated with the delay in well completion.  Western Standard also paid the estimated well completion costs of $65,000 and completion operations performed in two stages during the third quarter of 2008 and proceeded to the third stage during the fourth quarter.  In October 2008, the Company received approximately $29,000 from Western Standard to pay for the third stage of operations which included stimulation of the well, a common procedure in completing oil and gas wells.

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

Western Standard had 30 days after the completion of the Federal 1-19 to exercise an option to purchase a 50% interest in approximately 37,000 acres near the well location for $1,000,000, but the deadline passed without being exercised.   Western Standard no longer has an interest in these leases and Coastal Petroleum is now in control of them again.

The Company’s agreement with F-Cross was the other agreement that expired in 2008.  Originally entered, in September 2007, the Company received $50,000 from F-Cross under the farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases.  F-Cross had the option to drill a Lodgepole test well at its cost within six months and after drilling that well had the further option to acquire an interest in surrounding acreage.   F-Cross also could have extended its option to acquire the 50% working interest by drilling a second Lodgepole test well.  On November 3, 2007, F-Cross spudded the first well under the Agreement with the Company.  The well was drilled to test a Lodgepole reef oil prospect and drilling on the well has finished and is awaiting completion.  As of this time it is uncertain whether F-Cross will proceed with completion.  F-Cross, however, did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in the additional 64,000 acres covered by the agreement expired, leaving F-Cross with rights only in the section in which it drilled the well.

Billings, Slope and Stark Counties, North Dakota

The Company owns leases covering approximately 8,510 net acres in these three counties.  Generally, the Company’s working interest in these properties is 100% and at payout is reduced to 75%.  However, under a farm-out agreement with Western Standard, Coastal assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000.  Coastal retains a back-in working interest of 20% in those leases after payout.  The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. These and other leases in the area were acquired in 2005 by Coastal from Oil For America for $50,000 and Coastal has invested some additional funds to geochemically test and high-grade these and other prospects on the leases.  Oil For America has agreed to waive the drilling obligation on the four prospects assigned to Western Standard.  After the assignment, Coastal still retains additional Lodgepole reef prospects on its North Dakota leases under the general working interest described above.  The Company has not yet begun any drilling on the property and has no proved reserves on the property.

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2008:

Acreage under lease at December 31, 2008

Lease Location	Gross Acres(1)		Net Acres(2)
	Undeveloped	Developed	Undeveloped	Developed

Montana(3)	114,912.82	0	114,832.82	0

North Dakota	. 8,748.94	0	. 8,510.31	0

Total:	123,661.76	0	123,343.13	0

(1)       A gross acre is an acre in which a working interest is owned.
(2)       A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.
(3)       Subsequent to the end of 2008, leases covering 27,496.04 gross acres (27,417.04 net acres) on the Company’s Montana acreage expired in March 2009.

Completion efforts were undertaken on one well in 2008, but it could not be tested and two wells were drilled in 2007 on our leases.

Drilling Activity

During 2008 no wells were drilled, but completion efforts were undertaken on the Federal 1-19 well drilled in 2007, but the well could not be tested.  The results for that well are discussed below.

During 2007, two wells were drilled on the Company’s Valley County, Montana Leases under two separate agreements, with two different entities and covering different areas within the Company’s Valley County Leases.

The first well, the Federal 1-19, was drilled by Western Standard to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases. This well was the initial well drilled under an agreement with Western Standard.  The well reached a total depth of 1,126 feet, and operations to complete and test the well were delayed until 2008 because the well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin between December 1st and July 1st.

Once operations were resumed, the Company was unable to determine by this well whether the target formations contain economic quantities of gas.  Drilling damage in the well prevented the testing of either of the prospective formations at this location.  Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well.  Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged.  The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target.  Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

The second well drilled on the Company’s Valley County Leases in 2007 was drilled by F-Cross under an agreement with F-Cross, covering the northwestern part of Coastal’s Valley County, Montana Leases.  The first Lodgepole test well was spudded on November 3, 2007 and the well is awaiting completion and testing of several zones which have potential for both oil and gas.  F-Cross, however, did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in the additional 64,000 acres covered by the agreement expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

(5)	Undeveloped Acreage.

The Company's undeveloped acreage as of December 31, 2008 was as follows:

	Gross Acres	Net Acres

Montana*	114,912.82	114,832.82

North Dakota	8,748.94	8,510.31

Total:	123,661.76	123,343.13
_________________
*	Subsequent to the end of 2008, leases covering 27,496.04 gross acres (27,417.04 net acres) on the Company’s Montana acreage expired in March 2009.

(6)	Drilling Activity.

One well underwent completion efforts, but could not be tested during 2008 on the Company’s leases through a farm-out agreement.  See Drilling Activity section under Item 1 Business at page 9.

(7)	Present Activities.

See Drilling Activity section under Item 1 Business at page 9.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Company's Common Stock, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF.  The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

2007	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.33	0.16	0.15	0.23
Low	0.11	0.081	0.075	0.106
2008	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.12	0.23	0.32	0.15
Low	0.095	0.09	0.10	0.021

Holders.

The approximate number of record holders of the Company's common stock at March 12, 2009 was 8,263.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future.  The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $36,215,202 at December 31, 2008 and to finance its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006.  Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually.  Based upon the estimated gross income of the Company during 2008, the major source of the income being from the farm-out agreements through which the Company sold an interest in parts of its leases to other companies, and the relatively small amount of interest the Company received, the Company believes that Coastal Caribbean would not be classified as a PFIC for the year 2008.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean.  Coastal Caribbean has had no undistributed income for the years 1987 through 2008.  If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made.  Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized.  Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.    Selected Consolidated Financial Information

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the three years in the period ended December 31, 2008 has been taken from the Company's consolidated financial statements.

	Years ended December 31,

	2008	2007	2006

Net loss	$(546)	$(690)	$(1,621)

Net loss per share (basic and diluted)	$(.01)	$(.01)	$(.04)

Cash and cash equivalents and marketable securities	$1	$30	$343

Unproved oil, gas and, mineral properties (full cost method)	$2,200	$2,168	$2,200

Total assets	$2,292	$2,373	$2,709

Shareholders' (deficit) equity:
Common stock	$5,551	$5,545	$5,545
Capital in excess of par value	32,139	32,138	32,138
Deficit accumulated during the development stage	(36,215)	(35,670)	(34,979)

Total shareholders’ equity	$1,475	$2,013	$2,704

Common stock shares outstanding (weighted average)	46,250	44,212	44,212

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

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus.  This primary area is a large assembly of leases covering approximately 87,415 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef.  At the end of 2008, the Company held 114,832 net acres in Valley County, but in March 2009, approximately 27,417 acres expired.  Those expired leases were not covering our Starbuck East propect.

This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands.  Currently we have one agreement with a party covering some of the areas of the leases and during 2008 we had two agreements expire under which exploration had begun on the leases.  We also hold leases in southwestern North Dakota and have an agreement covering four Lodgepole prospects on those leases.

We are actively engaged in pursuing funding for our 2009 Drilling Program.  The Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease.  The Drilling Program covers exploration in four areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; ten step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana; and the drilling of two other shallow gas prospects in Montana, but located off from the Starbuck East prospect.  The Company is proceeding with the relativily inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  The 2009 Drilling Program is currently being reviewed by prospective funding parties.  This Drilling Program is separate from the agreements described below.

In May 2008, we entered an agreement with Cobra.  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement.  Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired earlier this year and more than 20,000 acres of other leases Coastal held in Valley County.  No drilling has taken place yet under this agreement.

Two other agreements covering the leases expired during 2008.  The first of the two agreements was a farm-out agreement with Western Standard, entered in August 2007.  Under the agreement, Western Standard paid us $40,000 at execution and then paid an additional $384,000.  From the $384,000, $255,000 was paid to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals.  Western Standard would have had an interest in the first well drilled as well as an option to purchase a 50% interest in the 42,000 acres under the lease.  Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000.  Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 acres that are covered in the Western Standard farm-out agreement.

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

During October 2007, the Federal 1-19 well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were scheduled to begin at the end of November, but were delayed by equipment repairs. The well is located on Federal land and the Bureau of Land Management would not allow the completion and testing operations or any further drilling to begin until July 2008, so operations were suspended until that time. The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs. Western Standard paid the estimated well completion costs of $65,000 and operations to complete and test the well were performed in two stages during the third quarter and proceeded to the third stage in the fourth quarter of 2008.  In October 2008, the Company received approximately $29,000 from Western Standard to pay for the third stage of operations which included stimulation of the well, a common procedure in completing oil and gas wells.

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

After the completion efforts on the Federal 1-19 well were finished, Western Standard had the option to purchase a 50% interest in approximately 42,000 acres near the well location for $1,000,000.  The time to exercise that option passed and Western Standard did not exercise it, so we regained complete control of the leases formerly under the Western Standard agreement and Western Standard no longer has an interest in them.

The other agreement that expired in 2008 was with F-Cross and was entered in September of 2007, covering approximately 64,000 acres on the northwest part of our Valley County Leases.  Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage.   F-Cross was to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout.   F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007.  Drilling has finished, but the well is still awaiting completion and testing of several zones which have potential for both oil and gas.  However, F-Cross did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

In North Dakota, we control the working interest on approximately 8,510 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date.  The depth of wells in North Dakota is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher.  A typical North Dakota wildcat well costs about $1.5 million to drill.  We had originally intended to bring in others to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position, but are now actively seeking funding to allow us to begin such exploration on our own.

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard.  Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000.  We received $40,000 in November 2007, $25,000 in February 2008 and the other $15,000 in April 2008.  We will also retain a back-in working interest of 20% in the leases after payout.  The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases.  Oil For America has agreed to waive the drilling obligation on these four prospects.  We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

If our funding efforts are succesfull, we plan to drill or participate in as many as sixteen exploratory wells under our 2009 Drilling Plan.  However, the number of wells that we drill in 2009 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the 2009 drilling program, whether Cobra will exercise its option and begin exploration under its agreements, the availability of drilling rigs that we can hire and whether we drill alone or with other participants.  In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly.  We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

Liquidity and Capital Resources

As more fully described in Note 1 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage.  We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida.  All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary.  The cost of that litigation was substantial.  Management believes its current cash position, the agreement with Cobra, and its active efforts to obtain funding will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful.  These situations raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At December 31, 2008, we have approximately $1,000 in cash compared to approximately $30,000 at December 31, 2007.  Our current liabilities exceed our current assets by approximately $816,000 at December 31, 2008. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $817,000 in expenses as of December 31, 2008.  We expect to continue to suspend payments to these parties for at least the first quarter of 2009 or until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

During 2008, we received approximately $218,000 under farm-out agreements for lease and drilling rights on our leases and options to acquire additional rights and redeemed a $50,000 certificate of deposit released from restrictions as a drilling bond.  Also during 2008,  we used the funds received during the year primarily to pay our annual lease payments and other operating expenses.  We may need to sell additional lease rights to obtain the cash to make future lease rental payments, although there is no guarantee we will be able to sell additional lease rights.

During 2007, we abandoned the two wells we drilled and participated in 2006 and we spent $263,000 for well drilling costs and maintenance of our oil and gas lease rights including the payment of rentals on the approximately 124,882 net acres of leases we held at the time in Valley County, Montana, totaling $244,000, of which $126,000 was received from Western Standard.  These leases are subject to various overriding royalty interests held by others of up to 19.5%.  The leases expire in years from 2011 to 2014.

We expect to continue to participate with others or to obtain sufficient funding to allow the Company to drill additional wells both in Montana and North Dakota.

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

During 2008, we did not conduct drilling activities due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We performed some completion work in two stages during the 3rd quarter and finished the remainder of the operations, including completion work, stimulation and testing of the well, during the 4th quarter of 2008. Substantially all the drilling activity on our leases during 2007 and 2008 was financed under farm-out agreements with other entities, and we expect that to continue, although there is no guarantee we will enter additional farm-out agreements.

2008 vs. 2007

During 2007, two wells were drilled on our leases under two farm-out agreements and completion efforts were carried out on one of those wells in 2008.  Substantially all drilling costs were financed by our farm-out partner.  We also continued to seek additional leases and prospects as well as capital partners with whom to drill.  However, we did not recognize any revenue in 2007 or 2006.  Our net loss for 2008 was $(546,000) compared to a net loss of $(690,000) for 2007.

For 2008 and 2007, we focused on seeking other entities to drill wells on our leases and in drilling wells.  Our expenses did not change significantly in 2008 from 2007, except we wrote off our well drilling costs of $53,000 in 2007.  Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to conduct drilling operations in Montana.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.
Apalachicola, Florida

We have audited the consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to examine management’s assertion about the effectiveness of Coastal Caribbean Oils & Minerals, Ltd’s internal control over financial reporting as of December 31, 2008  included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Baumann, Raymondo & Company PA
Tampa, Florida
March 27, 2009

 COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$752	$30,264
Prepaid expenses and other	-	30,040
Total current assets	752	60,304

Certificates of deposit	84,765	135,364
Petroleum leases	2,200,475	2,168,293
Equipment, net	6,415	8,935
	___________	___________
Total assets	$2,292,407	$2,372,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$58,885	$11,125
Amounts due to related parties	758,021	348,208
Total current liabilities	816,906	359,333

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 46,261,604 and 46,211,604 shares, respectively	5,551,392	5,545,392
Capital in excess of par value	32,139,311	32,137,811
	37,690,703	37,683,203

Deficit accumulated during the development stage	(36,215,202)	(35,669,640)

Total shareholders’ equity	1,475,501	2,013,563
Total liabilities and shareholders’ equity	$2,292,407	$2,372,896

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to Dec. 31, 2008
	2008	2007

Gain on settlement	$-	$-	$8,124,016
Interest and other income	4,057	10,270	3,983,971
	4,057	10,270	12,107,987

Expenses:
Legal fees and costs	152,793	159,659	17,571,688
Administrative expenses	262,500	330,938	10,844,721
Salaries	125,000	135,400	4,271,431
Shareholder communications	9,326	22,185	4,125,021
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	52,576	6,690,752
Exploration costs	-	-	188,218
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728
	549,619	700,758	48,323,189

Net loss before income taxes	(545,562)	(690,488)	(36,215,202)

Income tax benefit	-	-	-

Net loss	$(545,562)	$(690,488)

Deficit accumulated during the development stage			$(36,215,202)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.01)

Weighted average number of shares outstanding (basic and diluted)	46,249,960	46,211,604

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2008	2007	Dec. 31, 2008

Operating activities:
Net loss	$(545,562)	$(690,488)	$(36,215,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	2,520	2,520	6,558
Write off of unproved properties	-	52,576	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	30,041	(785)	-
Accounts payable and accrued liabilities	457,572	354,011	816,907
Income taxes payable	-	-	-
Net cash used in operating activities	(55,429)	(282,166)	(36,209,479)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(250,163)	(263,098)	(6,453,252)
Well drilling costs	-	(52,576)	(1,071,011)
Sale of unproved nonoperating interests	217,981	294,614	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificates of deposit	(4,056)	(9,051)	(139,420)
Redemption of certificate of deposit	54,655	-	54,655
Purchase of Minority interest in subsidiary	-	-	(801,823)
Purchase of equipment	-	-	(74,623)
Net cash provided by (used in) investing activities	18,417	(30,111)	397,870

Financing activities:
Loans from Officers	-	-	111,709
Repayment of loans to officers	-	-	(111,709)
Sale of common stock, net of expenses	-	-	30,380,612
Shares issued upon exercise of options	7,500	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	7,500	-	35,812,361
Net (decrease) increase in cash and cash equivalents	(29,512)	(312,277)	752
Cash and cash equivalents at beginning of period	30,264	342,541	-
Cash and cash equivalents at end of period	$752	$30,264	$752

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2008

			Capital in
	Number of	Common	Excess
	Shares	Stock	of Par Value
Shares issued for net assets and unrecovered costs at inception	5,790,210	$579,021	$1,542,868
Sales of common stock	26,829,486	3,224,014	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	799,760
Market value ($2.375 per share) of shares issued in 1953 to acquire an investment	54,538	5,454	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th overriding royalty (sold in prior year) in nonproducing leases of Coastal Petroleum	84,210	8,421	-
Market value of shares issued for services rendered during the period 1954-1966	95,188	9,673	109,827
Net transfers to restate the par value of common stock outstanding in 1962 and 1970 to $0.12 per share	-	117,314	(117,314)
Increase in Company's investment (equity) due to capital transactions of Coastal Petroleum in 1976	-	-	117,025
Balance at December 31, 1990	33,363,632	4,003,636	19,395,084
Sale of subsidiary shares	-	-	300,000
Balance at December 31, 1991	33,363,632	4,003,636	19,695,084
Sale of subsidiary shares	-	-	390,000
Balance at December 31, 1992	33,363,632	4,003,636	20,085,084
Sale of subsidiary shares	-	-	1,080,000
Balance at December 31, 1993	33,363,632	4,003,636	21,165,084
Sale of subsidiary shares	-	-	630,000
Balance at December 31, 1994	33,363,632	4,003,636	21,795,084
Sale of subsidiary shares	-	-	600,000
Balance at December 31, 1995	33,363,632	4,003,636	22,395,084
Sale of common stock	6,672,726	800,727	5,555,599
Sale of subsidiary shares	-	-	480,000
Exercise of stock options	10,000	1,200	12,300
Balance at December 31, 1996	40,046,358	4,805,563	28,442,983
Sale of subsidiary shares	-	-	240,000
Exercise of stock options	10,000	1,200	10,050
Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	28,693,033
Sale of common stock	3,411,971	409,436	2,729,329
Compensation recognized for stock option grant	-	-	75,000
Balance at December 31, 2000 and 2001	43,468,329	5,216,199	31,497,362
Sale of common stock	2,743,275	329,193	570,449
Balance as of December 31, 2002	46,211,604	5,545,392	32,067,811
Sale of subsidiary shares	-	-	70,000
Balance as of December 31, 2003 through 2007	46,211,604	5,545,392	32,137,811
Exercise of stock options	50,000	6,000	1,500
Balance as of December 31, 2008	46,261,604	$5,551,392	$32,139,311

See accompanying notes.

1.	Summary of significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd., a Bermuda corporation (“Coastal Caribbean”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”), referred to collectively as the Company.  The Company, which has been engaged in a single industry and segment, is considered to be a development stage company since its exploration for oil, gas and minerals has not yielded any significant revenue or reserves.  All intercompany transactions have been eliminated.  Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Once the Company has proved reserves the capitalized costs will be subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves, based on current economic and operating conditions.  Currently the capitalized costs are carried at the lower of cost or fair market value of unproved properties.

The Company assesses whether its unproved properties are impaired on a periodic basis.  This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas.  As of December 31, 2008, no impairment existed.  Sales of unproved nonoperating interests in oil and gas leases are accounted for as a reduction in the capitalized amount of the leases.

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

Going Concern

The Company has no recurring revenues, had recurring losses since 2006 and prior to 2005, and has a deficit accumulated during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Curently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own.  The Company has had contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

2.            Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In May 2008, the Company entered an agreement with Cobra Oil and Gas (“Cobra”).  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 78,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra will have two years to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement.  Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources (“F-Cross”) that expired earlier this year and more than 17,000 acres of other leases Coastal held in Valley County.

2.            Unproved Oil, Gas and Mineral Properties (Cont'd)

In August 2007, the Company entered into a farm-out agreement with Western Standard Energy Corp. (“Western Standard”) Under the agreement Western Standard paid $40,000 up front to Coastal and then paid an additional $255,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 to cover associated lease rentals. The Company did not record the receipt of the $255,000 or the cost of the associated well and recorded the remaining $169,000 as a reduction in capitalized petroleum lease costs.  The Agreement expired in 2008 when Western Standard did not exercise its option under the Agreement.

The first well under this agreement was drilled during October 2007, to test a shallow natural gas prospect near the middle of the Company’s Valley County Leases.  The well reached a total depth of 1,126 feet, and confirmed the structural high that the Company believed to be there.  The well also had gas shows in two zones.  Casing was run into the hole and operations to complete and test the well were delayed but took place in 2008.  The Company also received an additional $29,000 from Western Standard to cover additional drilling and other costs associated with the delay in well completion, which has been recorded as a reduction in capitalized petroleum lease costs.  Western Standard also paid the estimated well completion costs of $65,000 before operations began in 2008.  The completion efforts revealed that the well had been damaged and could not be tested.  Once completion efforts were finished on the well, Western Standard had 30 days to exercise its option to purchase a 50% interest in the leases, but did not so exercise.

In September 2007, the Company received $50,000 from F-Cross when the two parties entered into a farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage. F-Cross was to pay for the cost of drilling the initial well and receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout with the Company retaining the other 20%. The first Lodgepole test well was spudded on November 3, 2007 and drilling has finished, but the well is awaiting completion and testing of several zones which have potential for both oil and gas.  However, F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 114,832 net acres (87,415 net acres after approximately 27,417 net acres expired in March 2009), which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

2.            Unproved Oil, Gas and Mineral Properties (Cont'd)

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

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before June 1, 2009, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its lease on its own.

In an effort to explore the North Dakota leases, in December of 2008 the Company entered a new farm-out agreement with Western Standard.  Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. The Company received $40,000 in November 2007, $25,000 in February 2008 and received the other $15,000 in April of 2008, which was recorded as a reduction in capitalized petroleum lease costs.  The Company will also retain a back-in working interest of 20% in the leases after payout.  Oil For America has agreed to waive the drilling obligation on these four prospects.  The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

(Intentionally left blank.)

3.            Common Stock

The Company's Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

The following represents shares issued upon sales of common stock:

	Number	Common	Capital in Excess
Year	of Shares	Stock	of Par Value
1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	-	-	(52,618)
1976	-	-	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	-	-	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449
	39,657,458	$4,763,370	$25,674,221

The following represents shares issued upon exercise of stock options:

	Number	Common	Capital in Excess
Year	of Shares	Stock	of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
2008	50,000	6,000	1,500
	580,000	$68,139	$823,610

4.            Stock Option Plans

At December 31, 2008, the Company maintains two stock-based employee compensation plans.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments in 2007 or in 2008.

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2006	500,000	.15 - .20	.19	87,500

Issued or cancelled during 2007	-	-	-	-

Outstanding and exercisable at December 31, 2007	500,000	.15 - .20	.19	87,500

Exercised during 2008	(50,000)	(.15)	(.15)	(7,500)

Issued or cancelled during 2008	-	-	-	-

Outstanding and exercisable at December 31, 2008	450,000	.15 - .20	.17	80,000

Available for grant at December 31, 2008	2,775,000

4.            Stock Option Plans (Cont'd)

Summary of Employee Options Outstanding at December 31, 2008

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	150,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2008, and 2007 was 7 years and 8 years, respectively.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued. The market value of the stock equaled the exercise price on the date of issue.

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2006	25,000	.15	.15	3,750

Issued or cancelled during 2007	-	-	-	-

Outstanding and exercisable at December 31, 2007	25,000	.15	.15	3,750

Issued or cancelled during 2008	-	-	-	-

Outstanding and exercisable at December 31, 2008	25,000	.15	.15	3,750

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments to non-employees in 2006 or in 2007.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2008

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

5.            Income taxes

The Company is organized under the laws of Bermuda.  Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda.  The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida.  For 2008 and 2007, the subsidiary has net taxable loss.  The subsidiary will have approximately $10,000,000 in net operating losses to carry forward to 2009.  The remaining net operating loss carry forwards expire in periods from 2009 through 2028 as follows: $62,000 in 2009, $571,000 in 2010, $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026, $195,000 in 2027, and $90,000 in 2028.  For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2008	2007
Net operating losses	$3,500,000	$3,400,000
Accruals to related parties	758,000	75,000
Total deferred tax assets	4,258,000	3,475,000
Valuation allowance	(4,258,000)	(3,475,000)
Net deferred tax assets	$-	$-

Components of the income tax provision for the years ended December 31, are as follows:

	2008	2007

Provision for income taxes
Current provision (benefit) for income taxes	$(30,000)	$(65,000)
Benefit of net operating loss	-	-
Deferred asset valuation allowance (reversal)	30,000	65,000

Net income tax provision (benefit)	$-	$-

6.            Related party transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company capitalized $2,000 paid to this entity for the year ended December 31, 2007 and made no such payments for the year ending December 31, 2008.

Services

The Company expensed $144,000 and $144,000 in fees by Angerer & Angerer in 2008 and 2007, respectively. The Company owes $240,000 to Angerer & Angerer at December 31, 2008.  Robert Angerer, Sr. was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003 and re-elected a Vice President of Coastal Caribbean and Coastal Petroleum in December 2005.

The Company expensed $8,193 and $16,062 for legal fees by the law firm of Igler & Dougherty, PA, during 2008 and 2007, respectively.  The Company owed Igler & Dougherty, PA $1,625 at December 31, 2008.  Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

7.            Concentrations of credit risk

All demand and certificate of deposits are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured up to $250,000 under FDIC protection. Demand deposit bank balances totaled $752 and $44,096 at December 31, 2008 and 2007, respectively. Certificate of deposit balances were $84,765 and $135,364 at December 31, 2008 and 2007, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

3.         As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on the COSO criteria.

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

PART III

Item 10. Directors and Executive Officers of the Company

Directors

As of December 31, 2008, the board of directors included three members, two of whom, Mr. Ware and Mr. Angerer, also serve as executive officers.  In October of 2008, Directors Anthony Randazzo and Matthew Cannon resigned, citing personal reasons.  Their positions have not been filled and the board will remain divided into three classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office.  One class currently has no directors.  The Company has not held an annual meeting since the annual meeting held in December 2005 due to the high cost of holding such a meeting.  Therefore, the directors whose terms expired at the annual meetings to be held in 2007 and 2008 continue to serve until their successors are elected and assume office.

	Director	Other Offices Held	Age and Business Experience For the
Name	Since	With the Company	Past Five Years

Directors With Three Year Terms Expiring at the 2008 Annual Meeting:

Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer
Mr. Ware, age 59, has been employed by Coastal Petroleum Company since 1976.  He has served as President of Coastal Petroleum since April 1985.   Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida.

Robert J. Angerer, Sr.*	2003	Vice President and Chairman of the Board
Mr. Angerer, age 62, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974.  He has been a partner in the Tallahassee law firm of Angerer & Angerer since 1994.  He is a graduate of the University of Michigan and of Florida State University College of Law.  He has served as a director of Coastal Petroleum since 2003.

Directors With Two Year Terms Expiring at the 2007 Annual Meeting

Herbert D. Haughton*	2005	None
Mr. Haughton, age 67, is a banking, corporate and securities lawyer.  He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar.  Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991.  He is a graduate of Cleary University and Florida State University College of Law.

*  Members of the Bord of Directors Compensation Committee.

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

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum.  During 2008, all $125,000 of Mr. Ware’s compensation for his services was accrued.  Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.  The other executive officer devotes a significant portion of his professional time as an officer on behalf of the Companies.

The business experience described for each director or executive officer above covers the past five years.

We are not aware of any arrangements or understandings between any of the individuals named above and any other person by which any of the individuals named above was selected as a director and/or executive officer.  We are not aware of any family relationship among the officers and directors of Coastal Caribbean or its subsidiary except for the father and son relationship between Mr. Angerer, Sr. and Robert J. Angerer, Jr., who serves as the Company’s Secretary.  Neither Robert J. Angerer, Sr. or Robert J. Angerer, Jr. are paid a salary or other compensation by the Company for this service as a Company officer.

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

Base salary constituted nearly all of the compensation package of the indicated named executive officer during the year ended December 31, 2008.

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

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2008:

2008 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the Compensation Committee’s first meeting of each year, the Compensation Committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2008 based upon the factors set out above.  The Compensation Committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2008 Long-Term Incentives. The Company has in the past provided long-term incentives.  Primarily this has been done through the issuance of stock options, however there is no set program or requirements for issuance of the stock options.  Instead, stock options may be issued at the discretion of the Compensation Committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The Compensation Committee did not grant any stock options in 2008 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled.  On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum.  No payments under this incentive plan were earned or paid during 2008.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2008.  We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s current base salary is $125,000.

(Intentionally left blank)

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(5) ($)	Total ($)
Phillip W. Ware, Chief Executive	2008	125,000	(4)	-	-	-	-	-	18,750	143,750
Officer, President,	2007	125,000	(3)	-	-	-	-	-	18,750	143,750
Chief Financial Officer, Director	2006	125,000		-	-	-	-	-	18,750	143,750

(1)         Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)         Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.
(3)         Payment of $89,700 was accrued and not paid in 2007.
(4)         Payment of 125,000 was accrued and not paid in 2008.
(5)         Payment to SEP-IRA pension plan (2007 and 2008 amounts have been deferred).

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2008.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 held by the named executive officer.

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

We did not pay our directors in 2008 and accrued $112,500 owed to them at December 31, 2008.  Directors fees of $125,000 were also accrued and not paid in 2007.  The following table shows the compensation of the Company’s directors for the year ended December 31, 2008.

(Intentionally left blank)

Director Compensation
Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip W. Ware	25,000	-	-	-	-	-	25,000

Robert J. Angerer, Sr.	25,000	-	-	-	-	-	25,000

Herbert D. Haughton	25,000	-	-	-	-	-	25,000

Matthew D. Cannon	18,750	-	-	-	-	-	18,750

Anthony F. Randazzo	18,750	-	-	-	-	-	18,750

(1)           All fees were accrued but not paid.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee serves with regard to compensation and personnel policies, programs and plans, including management development and succession, and to approve employee compensation and benefit programs. The Compensation Committee’s charter was adopted on December 20, 2005.  A copy of the Compensation Committee Charter may be obtained by a written request addressed to Mr. Robert J. Angerer, Jr., Secretary, P.O. Box 10468, Tallahassee, Florida 32302.  Members of the Compensation Committee are: Herbert D. Haughton and Robert J. Angerer, Sr.

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

March 27, 2009	COMPENSATION COMMITTEE

Herbert D. Haughton, Chair Robert J. Angerer, Sr.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2008, Mr. Robert J. Angerer, Sr. owned 1,583,757 shares, or 3.42% of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 1,016,914 shares, or 2.19% of our common stock.  Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 27, 2009, no persons or apparent groups of persons are known by management to own beneficially five percent or more of the Company’s outstanding shares.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at December 31, 2008, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	204,121	300,000	1.09%
Robert J. Angerer, Sr.	1,583,757	0	3.42%
Herbert D. Haughton	50,000	50,000	0.22%
Directors and executive officers as a group (a total of 3 persons)	1,837,878	350,000	4.73%

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2008

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)

Equity compensation plans not approved by security holders (1)	100,000	$0.15	850,000

Equity compensation plans approved by security holders (2)	250,000	$0.20	2,050,000

Total:	350,000	$0.15 – 0.20	2,900,000

(1)           1995 Stock Option Plan
(2)           2005 Employee’s Incentive Stock Option Plan
(3)           Options to acquire 100,000 shares of the Company’s common stock under the 1995 Stock Option Plan granted to former directors Cannon and Randazzo expired one month after their resignation and were returned to the options available to be issued.

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

Item 13.                      Certain Relationships and Related Transactions

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003.  During 2008 and 2007, Angerer & Angerer billed Coastal Petroleum $144,000 and $144,000 respectively for legal fees.

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

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost five years.  Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.  During 2008 and 2007, Igler & Dougherty billed Coastal Petroleum $8,193 and $16,062, respectively for legal fees.

Item 14.                      Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2008 and 2007 and performed the reviews for 2008 and 2007.  Fees related to services performed by Baumann, Raymondo and Company, P.A. in 2008 and 2007 were as follows:

	2008	2007
Audit Fees (1)	$31,859	$31,081
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-
Total	$31,859	$31,081

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors.  Since their appointment on December 9, 2005, directors Matthew D. Cannon and Anthony F. Randazzo served as the members of the Audit Committee until their resignation in October of 2008.  With those resignations, there are currently not enough independent directors to comprise an Audit Committee, so since that time the entire Board of Directors has carried out the duties that would otherwise be carried out by an Audit Committee.    The Audit Committee, or the Board of Directors after October 2008, pre-approved all audit related and non-audit services in 2008 and 2007.

The Board of Directors has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2008, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has received from, and discussed with Baumann, Raymondo & Company, PA, the written disclosure and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. These items relate to that firm’s independence from Coastal Caribbean. The Board of Directors has also discussed with Baumann, Raymondo & Company any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Based on the reviews and discussions referred to above, the Board approved the inclusion of Coastal Caribbean’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	20

Consolidated balance sheets at December 31, 2008 and 2007	21

Consolidated statements of operations for each of the three years in the period ended December 31, 2008 and for the period from January 31, 1953 (inception) to December 31, 2008.	22

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2008 and for the period from January 31, 1953 (inception) to December 31, 2008.	23

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2008	24

Notes to consolidated financial statements.	25-37

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

Dated:  March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer,		Director and Vice President
President and Principal Financial Officer

Dated: March 27, 2009		Dated: March 27, 2009

By	/s/Herbert D. Haughton
Herbert D. Haughton
Director

Dated: March 27, 2009

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware