Form 10-Q
period 2009-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2009-05-18
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number     1-4668

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	NONE
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Clarendon House, Church Street, Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

(850) 653-2732

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

The number of shares outstanding of the issuer's single class of common stock as of May 18, 2009 was 46,261,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2009

Table of Contents

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at March 31, 2009 and December 31, 2008	3

	Consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 and for the period from January 31, 1953 (inception) to March 31, 2009	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 and for the period from January 31, 1953 (inception) to March 31, 2009	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	15

	PART II - OTHER INFORMATION

ITEM 5	Other Information	16

ITEM 6	Exhibits	17

	Signatures	18

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$854	$752
Total current assets	854	752

Certificates of deposit - Restricted	84,792	84,765
Petroleum leases	2,217,961	2,200,475
Equipment, net	5,785	6,415

Total assets	$2,309,392	$2,292,407

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$123,768	$58,885
Amounts due to related parties	851,099	758,021
Total current liabilities	974,867	816,906

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,261,604 shares	5,551,392	5,551,392
Capital in excess of par value	32,139,311	32,139,311
	37,690,703	37,690,703
Deficit accumulated during the development stage	(36,356,178)	(36,215,202)
Total shareholders’ equity	1,334,525	1,475,501
Total liabilities and shareholders’ equity	$2,309,392	$2,292,407

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)
			For the
			period from
			Jan. 31, 1953
			(inception)
	Three months ended		to March 31,
	March 31,		2009
	2009	2008

Interest and other income	$28	$1,240	$3,983,999
Gain on settlement	-	-	8,124,016
	28	1,194	12,108,015
Expenses:
Legal fees and costs	38,573	40,413	17,610,261
Administrative expenses	69,855	88,193	10,914,576
Salaries	31,250	31,250	4,302,681
Shareholder communications	1,326	6,361	4,126,347
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	-	6,690,752
Exploration costs	-	-	188,218
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,155,728
	141,004	166,217	48,464,193

Net loss	$(140,976)	$(164,977)

Deficit accumulated during the development stage			$(36,356,178)

Average number of shares outstanding (basic & diluted)	46,261,604	46,214,351

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

			For the period from
			Jan. 31, 1953
	Three months ended		(inception)
	March 31,		To
	2009	2008	March 31, 2009
Operating activities:
Net loss	$(140,976)	$(164,977)	$(36,356,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	630	630	7,188
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid and other	-	10,013	-
Accrued liabilities	140,475	50,161	957,382
Net cash used in operating activities	129	(4,173)	(36,209,350)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	-	(57,351)	(6,453,252)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	25,000	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(27)	-	(139,447)
Redemption of CDs	-	-	54,655
Purchase of minority interest in CPC	-	(1,240)	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(27)	(33,591)	397,843

Financing activities:
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,380,612
Shares issued upon exercise of options	-	-	891,749
Sale of shares by subsidiary	-	7,500	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	-	7,500	35,812,361
Net decrease in cash and cash equivalents	102	(30,264)	854
Cash and cash equivalents at beginning of period	752	30,264	-
Cash and cash equivalents at end of period	$854	$-	$854

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009 (UNAUDITED)

ITEM 1       Financial Statements

Note 1.                 Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2.                 Going Concern

 As of March 31, 2009, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own.  The Company has had contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.  These situations raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3.                 Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.  The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009 (UNAUDITED)

ITEM 1       Financial Statements (Continued)

Note 4.                 Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In May 2008, the Company entered an agreement with Cobra Oil and Gas (“Cobra”).  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 78,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra has until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement.  Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources (“F-Cross”) that expired in 2008 and more than 17,000 acres of other leases Coastal held in Valley County.

The Company had previously entered two farm-out agreements with Western Standard Energy Corp. (“Western Standard”) and F-Cross Resources (“F-Cross”), both of which expired during 2008.

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 87,415 net acres , which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years through 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to a previous lender.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009 (UNAUDITED)

ITEM 1       Financial Statements (Continued)

Note 4.                 Unproved Oil, Gas and Mineral Properties  (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before July 1, 2009, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its lease on its own.

In December 2007 the Company entered a second farm-out agreement with Western Standard.  Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000. The Company received $40,000 in November 2007, $25,000 in February 2008 and received the other $15,000 in April 2008, which was recorded as a reduction in capitalized petroleum lease costs.  The Company will also retain a back-in working interest of 20% in the leases after payout.  Oil For America has agreed to waive the drilling obligation on these four prospects.  The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

Note 5.                 Income Taxes

For the three months period ending March 31, 2009 and 2008, the Company reported a loss for both financial statement reporting and income tax purposes.  The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards.  The Company has approximately $10,000,000 in net operating loss carryforwards at December 31, 2008.

Note 6.                 Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three months ended March 31, 2009, and 2008, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009 (UNAUDITED)

ITEM 1       Financial Statements (Continued)

Note 6.                 Related Party Transactions  (Continued)

The Company pays a monthly retainer to the law firm of Angerer & Angerer which has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  The principals of the law firm include two individuals who are collectively shareholders, officers and a director of the Company.  The Company expensed $36,000 and $36,000 in legal fees for the three months ended March 31, 2009 and 2008, respectively.  The Company owes $276,000 in accrued legal fees to Angerer & Angerer as of March 31, 2009.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel.  One of the Company’s directors is a shareholder in the law firm.  The Company has expensed $4,198 and $3,974 in legal fees and costs for the three months ended March 31, 2009 and 2008, respectively.

Note 7.                 Stock Transactions

In March 2008, the Company received $7,500 from the exercise of outstanding stock options for 50,000 shares from Robert J. Angerer, Sr., a vice president and a director of the Company.

Note 8.                 Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009

ITEM 2                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature are intended to be forward looking statements.  The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among the risks and uncertainties are: the uncertainty of securing additional funding through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company’s test wells to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in world wide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

March 31, 2009

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

Liquidity and Capital Resources
Liquidity

The Company has no available cash, excluding certificate of deposits pledged for drilling permits, at March 31, 2009, and December 31, 2008.  Our current liabilities exceed our current assets by $975,000 at March 31, 2009.  We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $975,000 in expenses as of March 31, 2009.  We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.  During the three months ended March 31, 2009, we received no cash inflows.  In April 2009, we received a loan of $20,800, which we used to pay lease payments due March 31, 2009 for $20,800.  A private party made the loan to the Company in exchange for the right to be repaid once the Company acquires funding as well as a %0.5 royalty in the leases for which rentals were paid by the loan.  We have additional lease payments of approximately $125,614 due in June 2009.  We need to sell additional lease rights, obtain additional loans or secure funding to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights or obtain loans or funding.

We are actively engaged in pursuing funding for our 2009 Drilling Program.  The Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease.  The Drilling Program covers exploration in four areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; ten step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana; and the drilling of two other shallow gas prospects in Montana, but located off from the Starbuck East prospect.  The Company is proceeding with the relativily inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  The 2009 Drilling Program is currently being reviewed by prospective funding parties.  This Drilling Program is separate from the agreements described below

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2009

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2009, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage.  Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

In May 2008, we entered an agreement with Cobra.  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1st and brings in a new party to explore on the Leases. Cobra has until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement.  Those leases include approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired in 2008 and more than 20,000 acres of other leases Coastal held in Valley County.  No drilling has taken place yet under this agreement.

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

March 31, 2009

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

 March 31, 2009

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

In December of 2007 we entered a second farm-out agreement with Western Standard.  Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000.  We received $40,000 in November 2007, $25,000 in February 2008 and the other $15,000 in April 2008.  We will also retain a back-in working interest of 20% in the leases after payout.  The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases.  Oil For America has agreed to waive the drilling obligation on these four prospects.  We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

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

Results of Operations

Three months ended March 31, 2009 vs. March 31, 2008

We did not conduct drilling activities in the first quarter of 2009 or 2008.  Our efforts have been focused on soliciting funding or potential partners for our 2009 drilling program.  Substantially all the drilling activity on our leases for 2008 was funded under farm-out agreements with other entities, and we expect that to continue in 2009.  Therefore, our expenses are primarily administrative and our 2009 expenses remained consistent with 2008 amounts.

Our interest income decreased in 2009 from 2008 due to lower cash balances.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

 March 31, 2009

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2009.

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

March 31, 2009

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

The Company believes that it would not be classified as a PFIC for the year 2008, because it derived the majority of its gross income in 2008 from the sale of interests in parts of its leases to other companies through farm-out agreements, and received a relatively small amount of interest the Company.  However, the Company may have been considered a PFIC in previous years, which could result in negative tax consequences to a shareholder.  The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year.  Also, how the Company was classified last year does not affect how it will be classified this year.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

March 31, 2009

ITEM 6	Exhibits

31.1   Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1   Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: May 18, 2009	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer