Form 10-Q
period 2009-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2009-08-19
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

(850) 576-5982
 (Registrant's telephone number, including area code)

_________________________________________________________
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

The number of shares outstanding of the issuer's single class of common stock as of August 14, 2009 was 46,261,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2009

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements
	Consolidated balance sheets at June 30, 2009 and December 31, 2008	3
	Consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to June 30, 2009	4
	Consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to June 30, 2009	5
	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	15

	PART II - OTHER INFORMATION

ITEM 5	Other Information	16

ITEM 6	Exhibits	17

	Signatures	18

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,261	$752
Prepaid expenses and other	-	-
Total current assets	2,261	752

Certificates of deposit, restricted	85,112	84,765
Petroleum leases	2,221,621	2,200,475
Equipment, net	5,155	6,415

Total assets	$2,314,149	$2,292,407

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$247,728	$58,885
Notes payable	48,198	-
Amounts due to related parties	944,177	758,021
Total current liabilities	1,240,103	816,906

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,261,604 shares	5,551,392	5,551,392
Capital in excess of par value	32,139,311	32,139,311
	37,690,703	37,690,703
Deficit accumulated during the development stage	(36,616,657)	(36,215,202)
Total shareholders’ equity	1,074,046	1,475,501
Total liabilities and shareholders’ equity	$2,314,149	$2,292,407

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to June 30,
	2009	2008	2009	2008	2009
Interest and other income	$319	$1,133	$347	$2,373	$3,984,318
Gain on settlement	-	-	-	-	8,124,016
	319	1,133	347	2,373	12,108,334
Expenses:
Legal fees and costs	37,095	36,953	75,668	77,366	17,647,356
Administrative expenses	82,664	70,323	152,519	158,516	10,997,240
Salaries	31,250	31,250	62,500	62,500	4,333,931
Shareholder communications	13,380	799	14,706	7,160	4,139,727
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	-	-	-	6,690,752
Exploration costs	-	-	-	-	188,218
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	96,409	-	96,409	-	2,252,137
	260,798	139,325	401,802	305,542	48,724,991

Income tax benefit	-	-	-	-	-

Net loss	$(260,479)	$(138,192)	$(401,455)	$(303,169)

Deficit accumulated during
the development stage					$(36,616,657)

Weighted average number of
Shares outstanding (basic &
diluted)	46,261,604	46,261,504	46,261,604	46,237,978

Net loss per share (basic & diluted)	$(.01)	$(.01)	$(.01)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

	Six months ended June 30,		For the period from Jan. 31, 1953 (inception) To
	2009	2008	June 30, 2009
Operating activities:
Net loss	$(401,455)	$(303,169)	$(36,616,657)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,260	1,260	7,818
Write off of unproved properties	96,409	-	6,787,161
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses	-	20,027	-
Accounts payable and accrued liabilities	296,076	242,447	1,112,983
Net cash used in operating activities	(7,710)	(39,435)	(36,217,189)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(38,632)	(213,103)	(6,491,884)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	217,820	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(347)	(2,373)	(139,767)
Redemption of certification of deposit	-	-	54,655
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(38,979)	2,344	358,891

Financing activities:
Loan proceeds	48,198	-	48,198
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,680,612
Shares issued upon exercise of options	-	7,500	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	48,198	7,500	35,860,559
Net increase (decrease) in cash and cash equivalents	1,509	(29,591)	2,261
Cash and cash equivalents at beginning of period	752	30,264	-
Cash and cash equivalents at end of period	$2,261	$673	$2,261

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009 (UNAUDITED)

ITEM 1 Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  On August 19, 2009, the date the June 30, 2009, interim consolidated financial statements of the Company were issued, the Company evaluated the recognition and disclosure of subsequent events.

Note 2. Going Concern

As of June 30, 2009, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own.  The Company has had contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.  These situations raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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

June 30, 2009 (UNAUDITED)

ITEM 1 Financial Statements (Continued)

Note 4. Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In May 2008, the Company entered an agreement with Cobra Oil and Gas (“Cobra”).  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 78,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due June 1, 2008, and brought in a new party to explore on the Leases. Cobra has until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases under the agreement.  Those leases included approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources (“F-Cross”) that expired in 2008 and more than 17,000 acres of other leases Coastal held in Valley County.

The Company had previously entered two farm-out agreements with Western Standard Energy Corp. (“Western Standard”) and F-Cross Resources (“F-Cross”), both of which expired in 2008.

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 35,873 net acres, which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

June 30, 2009 (UNAUDITED)

ITEM 1 Financial Statements (Continued)

Note 4. Unproved Oil, Gas and Mineral Properties  (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases, totaling 7,031.08 acres, before November 1, 2009, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

In December 2007, the Company entered a second farm-out agreement with Western Standard. Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000 which the Company received between November 2007 and April 2008, and which was recorded as a reduction in capitalized petroleum lease costs.  The Company will also retain a back-in working interest of 20% in the leases after payout on wells drilled by Western Standard on these prospects.  Oil For America has agreed to waive the drilling obligation on these four prospects.  The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

Note 5. Income Taxes

For the three and six month periods ending June 30, 2009 and 2008, the Company reported a loss for both financial statement reporting and income tax purposes.  The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards.  The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2008.

Note 6. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for either of the three and six months ended June 30, 2009, and 2008.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009 (UNAUDITED)

ITEM 1 Financial Statements (Continued)

Note 6. Related Party Transactions  (Continued)

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company.  The Company expensed $60,000 and $72,000 in legal fees for the six months ended June 30, 2009 and 2008, respectively, including $24,000 and $36,000 in legal fees for the three months ended June 30, 2009 and 2008, respectively.  The Company owes $300,000 in accrued legal fees to Angerer & Angerer as of June 30, 2009.

Since June 2009, the Company has retained Robert J. Angerer, Sr. as legal counsel.  Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services and representing the Company before state and federal agencies for permitting.  Mr. Angerer, Sr. is also a shareholder, officer and a director of the Company.  The Company expensed $11,600 in legal fees to Mr. Angerer, Sr. for the three and six month periods ended June 30, 2009.

The Company also retains Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website.  The Company expensed $0 in fees to Mr.  Angerer, Jr. for the three and six month periods ended June 30, 2009.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel.  One of the Company’s directors is a shareholder in the law firm.  The Company has expensed $6,258 and $9,679 in legal fees and costs for the six months ended June 30, 2009 and 2008, respectively, including $2,360 and $5,705 in legal fees for the three months ended June 30, 2009 and 2008, respectively.

Note 7. Stock Transactions

In March 2008, the Company received $7,500 from the exercise of outstanding stock options for 50,000 shares from Robert J. Angerer, Sr., a vice president and a director of the Company.

Note 8. Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 9. Notes Payable

The Company borrowed $48,198 from an individual which was used to make annual rental payments on specific leases.  The individual was granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

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

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus.  This primary area is a large assembly of leases covering approximately 35,873 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

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

Liquidity and Capital Resources

Liquidity

The Company had no available cash, excluding certificate of deposits pledged for drilling permits, at June 30, 2009, and December 31, 2008.  Our current liabilities exceed our current assets by $1,238,000 at June 30, 2009.  We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $1,192,000 in expenses as of June 30, 2009.  We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.  In April 2009, we received a loan of $20,800, which we used to pay lease payments due March 31, 2009 for $20,800.  A private party made the loan to the Company in exchange for the right to be repaid once the Company acquires funding as well as a 0.5% royalty in the leases for which rentals were paid by the loan.  We also received another loan in May 2009 from that individual in the amount of $27,398, under the same terms, which we used to pay some of the lease payments on June 1, 2009, covering the most prospective acres of leases upon which the rentals were due at that time.  Those leases are located in our Starbuck Prospect area and the additional acreage which was located well to the west of the Starbuck Prospect were not able to be paid and expired. We have additional lease rental payments in the amount of $12,330 due by September 1, 2009.  We may need to sell additional lease rights, obtain additional loans or secure funding to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights or obtain loans or funding.

We are actively engaged in pursuing funding for our 2009 Drilling Program.  The Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease.  The Drilling Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana.  The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  The 2009 Drilling Program is separate from the agreements described below.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            As of June 30, 2009, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage.  Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

In May 2008, we entered an agreement with Cobra.  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due on June 1, 2008, and brought in a new party to explore on the Leases. Cobra has until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement.  Those leases included approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired in 2008 and more than 20,000 acres of other leases Coastal held in Valley County.  No drilling has taken place yet under this agreement.

Two other agreements covering the leases expired during 2008.  The first of the two agreements was a farm-out agreement with Western Standard, entered in August 2007.  Upon execution of the agreement, Western Standard paid us $40,000.  Subsequently, they paid an additional $384,000, $255,000 of which to covered the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals.  Western Standard would have had an interest in the first well drilled as well as an option to purchase a 50% interest in the 42,000 acres under the lease.  Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000.  Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 acres that are covered in the Western Standard agreement.

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

June 30, 2009

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

After the completion efforts on the Federal 1-19 well were finished, Western Standard had the option to purchase a 50% interest in approximately 42,000 acres near the well location for $1,000,000.  The time to exercise that option passed and Western Standard did not exercise it, so we regained complete control of the leases formerly under the Western Standard agreement and Western Standard no longer has an interest in them.  The Company will abandon the Federal 1-19 well in August 2009.

The other agreement that expired in 2008 was with F-Cross and was entered in September of 2007, covering approximately 64,000 acres on the northwest part of our Valley County Leases.  Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage.   F-Cross was to pay for the cost of drilling the initial well and will receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout.   F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007.  Drilling has finished, but the well is still awaiting completion and testing of several zones which have potential for both oil and gas.  However, F-Cross did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

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

In December of 2007 we entered a second farm-out agreement with Western Standard.  Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000 which we received between November 2007 and April 2008.  We will also retain a back-in working interest of 20% in the leases after payout.  The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases.  Oil For America has agreed to waive the drilling obligation on these four prospects.  We will still retain three additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

If our funding efforts are successful, we plan to drill or participate in as many as sixteen exploratory wells under our 2009 Drilling Plan.  However, the number of wells that we drill in 2009 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the 2009 drilling program, whether Cobra will exercise its option and begin exploration under its agreements, the availability of drilling rigs that we can hire and whether we drill alone or with other participants.  In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly.  We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

Results of Operations

Three months ended June 30, 2009 vs. June 30, 2008

We did not conduct drilling activities in the second quarter of 2009 or 2008.  Our efforts have been focused on soliciting funding or potential partners for our 2009 drilling program.  Substantially all the drilling activity on our leases for 2008 was funded under farm-out agreements with other entities, and we expect that to continue in 2009.  Therefore, except for $96,409 in legacy costs required to move forward with the Company's 2009 Drilling Program, our expenses were primarily administrative and our 2009 administrative expenses remained consistent with 2008 amounts.

Our interest income decreased in 2009 from 2008 due to lower cash balances.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2009.

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

June 30, 2009

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

June 30, 2009

ITEM 6	Exhibits
31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: August 19, 2009	By	/s/ Phillip W. Ware
Phillip W. Ware Chief Executive Officer, President and Treasurer