Form 10-Q/A
period 2009-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2009-08-24
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amendment”) amends our quarterly report for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2009 (the “Original Report”).  We are filing this Amendment to correct scrivener’s errors in two places in the Original Report.

Specifically, the revised Consolidated Statements of Cash Flows was corrected to reflect entries made on the Consolidated Statement of Operations that were inadvertently omitted from the Original Report.  The revised report also includes the results of operations for the six month period ended June 30, 2009, which was inadvertently omitted from Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2009

Table of Contents

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2009 and December 31, 2008	4

	Consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to June 30, 2009	5

	Consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to June 30, 2009	6

	Notes to consolidated financial statements	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4	Controls and Procedures	16

	PART II - OTHER INFORMATION

ITEM 5	Other Information	18

ITEM 6	Exhibits	19

	Signatures	20

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

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to June 30,
	2009	2008	2009	2008	2009

Interest and other income	$319	$1,133	$347	$2,373	$3,984,318
Gain on settlement	-	-	-	-	8,124,016
	319	1,133	347	2,373	12,108,334
Expenses:
Legal fees and costs	37,095	36,953	75,668	77,366	17,647,356
Administrative expenses	82,664	70,323	152,519	158,516	10,997,240
Salaries	31,250	31,250	62,500	62,500	4,333,931
Shareholder communications	13,380	799	14,706	7,160	4,139,727
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	-	-	-	6,690,752
Exploration costs	-	-	-	-	188,218
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	96,409	-	96,409	-	2,252,137
	260,798	139,325	401,802	305,542	48,724,991

Income tax benefit	-	-	-	-	-

Net loss	$(260,479)	$(138,192)	$(401,455)	$(303,169)

Deficit accumulated during the development stage					$(36,616,657)

Weighted average number of Shares outstanding (basic &diluted)	46,261,604	46,261,504	46,261,604	46,237,978

Net loss per share (basic & diluted)	$(.01)	$(.01)	$(.01)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

			For the period from Jan. 31, 1953
	Six months ended		(inception)
	June 30,		To
	2009	2008	June 30, 2009

Operating activities:
Net loss	$(401,455)	$(303,169)	$(36,616,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,260	1,260	7,818
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses	-	20,027	-
Accounts payable and accrued liabilities	392,485	242,447	1,209,392
Net cash used in operating activities	(7,710)	(39,435)	(36,217,189)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(38,632)	(213,103)	(6,491,884)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	217,820	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(347)	(2,373)	(139,767)
Redemption of certification of deposit	-	-	54,655
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(38,979)	2,344	358,891

Financing activities:
Loan proceeds	48,198	-	48,198
Loans from officers	-	-	111,790
Repayment of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	-	-	30,680,612
Shares issued upon exercise of options	-	7,500	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	48,198	7,500	35,860,559
Net increase (decrease) in cash and cash equivalents	1,509	(29,591)	2,261
Cash and cash equivalents at beginning of period	752	30,264	-
Cash and cash equivalents at end of period	$2,261	$673	$2,261

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

Results of Operations

Six months ended June 30, 2009 vs. June 30, 2008

We did not conduct drilling activities in the first half of 2009 or 2008.  Our efforts have been focused on soliciting funding or potential partners for our 2009 drilling program.  Substantially all the drilling activity on our leases for 2008 was funded under farm-out agreements with other entities, and we expect that to continue in 2009.  Therefore, except for $96,409 in legacy costs required to move forward with the Company’s 2009 Drilling Program, our expenses were primarily administrative and our 2009 administrative expenses remained consistent with 2008 amounts.

Our interest income decreased in 2009 from 2008 due to lower cash balances.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2009

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended June 30, 2009 vs. June 30, 2008

We did not conduct drilling activities in the second quarter of 2009 or 2008.  Our efforts have been focused on soliciting funding or potential partners for our 2009 drilling program.  Substantially all the drilling activity on our leases for 2008 was funded under farm-out agreements with other entities, and we expect that to continue in 2009.  Therefore, except for $96,409 in legacy costs required to move forward with the Company’s 2009 Drilling Program, our expenses were primarily administrative and our 2009 administrative expenses remained consistent with 2008 amounts.

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

(This space intentionally left blank)

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 24, 2009	By	/s/ Phillip W. Ware
Phillip W. Ware
Principal Executive Officer,
President and Principal Financial Officer