Form 10-Q
period 2009-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2009-11-20
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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

(850) 556-5924
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

The number of shares outstanding of the issuer's single class of common stock as of November 20, 2009 was 47,286,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
September 30, 2009

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page

	Consolidated balance sheets at September 30, 2009 and December 31, 2008	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to September 30, 2009	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 and for the period from January 31, 1953 (inception) to September 30, 2009	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	17

ITEM 4	Controls and Procedures	17

	PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	21

	Signatures	22

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,166	$752
Total current assets	3,166	752

Certificates of deposit, restricted	85,529	84,765
Petroleum leases	2,236,181	2,200,475
Equipment, net	4,525	6,415

Total assets	$2,329,401	$2,292,407

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$235,820	$58,885
Amounts due to related parties	1,020,236	758,021
Notes payable	73,198	-
Notes payable to related parties	45,000	-
Total current liabilities	1,374,254	816,906

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 46,886,604 and 46,211,604 shares, respectively	5,626,392	5,551,392
Discount on common stock issued	(45,000)	-
Capital in excess of par value	32,139,311	32,139,311
	37,720,703	37,690,703
Deficit accumulated during the development stage	(36,765,556)	(36,215,202)
Total shareholders’ equity	955,147	1,475,501
Total liabilities and shareholders’ equity	$2,329,401	$2,292,407

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from Jan.31, 1953 (inception) to September 30,
	2009	2008	2009	2008	2009

Interest and other income	$417	$1,587	$764	$3,960	$3,984,735
Gain on settlement	-	-	-	-	8,124,016
	417	1,587	764	3,960	12,108,751
Expenses:
Legal fees and costs	5,870	37,640	81,538	115,006	17,653,226
Administrative expenses	47,002	63,384	199,521	221,900	11,044,242
Salaries	31,250	31,250	93,750	93,750	4,365,181
Shareholder communications	2,175	2,066	16,881	9,226	4,141,902
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	-	-	-	6,690,752
Exploration costs	-	-	-	-	188,218
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	45,000	-	45,000	-	409,865
Contractual services	18,019	-	114,428	-	2,270,156
	149,316	134,340	551,118	439,882	48,874,307

Income tax benefit	-	-	-	-	-

Net loss	$(148,899)	$(132,753)	$(550,354)	$(435,922)

Deficit accumulated during the development stage					$(36,765,556)

Weighted average number of Shares outstanding (basic & diluted)	46,436,326	46,229,122	46,285,688	46,211,604

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.01)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

	Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to
	2009	2008	September 30, 2009

Operating activities:
Net loss	$(550,354)	$(435,922)	$(36,765,556)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(632,974)
Depreciation	1,890	1,890	8,448
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	-	30,040	-
Income taxes receivable	-	-	-
Accounts payable and accrued liabilities	442,076	338,173	1,258,983
Income taxes payable	-	-	-
Net cash used in operating activities	(106,388)	(65,819)	(36,315,867)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(38,632)	(224,363)	(6,491,884)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	217,820	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(764)	50,696	(140,184)
Redemption of certificate of deposit	-	-	54,655
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(39,396)	44,153	358,474

Financing activities:
Loan proceeds	73,198	-	73,198
Loans from officers	45,000	-	156,790
Repayments of loans from officers	-	-	(111,790)
Sale of common stock net of expenses	30,000	-	30,410,612
Shares issued upon exercise of options	-	7,500	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	148,198	7,500	35,960,559
Net (decrease) increase in cash and cash equivalents	2,414	(14,166)	3,166
Cash and cash equivalents at beginning of period	752	30,264	-
Cash and cash equivalents at end of period	$3,166	$16,098	$3,166

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1                 Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  On November 20, 2009, the date the September 30, 2009, interim consolidated financial statements of the Company were issued, the Company evaluated the recognition and disclosure of subsequent events.

Note 2.	Going Concern

As of September 30, 2009, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Currently, management is actively pursuing funding and has had contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.  These situations raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

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
September 30, 2009

ITEM 1                 Financial Statements

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

Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County (Starbuck East prospect) Montana leases to a previous lender.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1                 Financial Statements

Note 4.	Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases, totaling 7,031.08 acres, before January 1, 2009, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

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

For the three and nine month periods ending September 30, 2009 and 2008, the Company reported a loss for both financial statement reporting and income tax purposes.  The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards.  The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2008.

Note 6.	Related Party Transactions

In May 2009, the Company borrowed $45,000 from Phillip Ware, the President of Coastal Petroleum Company, which was used to pay a due diligence fee for a group interested in entering an agreement to drill (“Agreement”) on the Company’s leases.  The loan is non interest bearing and has no set repayment terms.  If the Agreement is successful, the loan plus a fee of $45,000 is due.  If the Agreement is unsuccessful, the loan is due out of a refund of the due diligence fee, plus 250,000 shares of restricted common stock of the Company.  The Company expensed the $45,000 due diligence fee during the three months ended September 30, 2009.  The Agreement was never fulfilled and was terminated by the Company.  The Company is pursuing collection of the $45,000 fee.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1                 Financial Statements

Note 6.	Related Party Transactions (Continued)

In November 2009, the Company borrowed $10,000 from Robert Angerer, Sr., a Director and shareholder, which was used to pay certain operating expenses of the Company.  The loan is non interest bearing, has no set repayment terms and is convertible into 200,000 shares of restricted common stock of the Company if not repaid from future capital raising.

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for either of the three and nine months ended September 30, 2009, and 2008.

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company.  The Company expensed $60,000 and $108,000 in legal fees billed by Angerer & Angerer for the nine months ended September 30, 2009 and 2008, respectively, including $0 and $36,000 in legal fees for the three months ended September 30, 2009 and 2008, respectively.  The Company owes $300,000 in accrued legal fees to Angerer & Angerer as of September 30, 2009.

Since June 2009, the Company has retained Robert J. Angerer, Sr. as legal counsel.  Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and continues to serve the Company in that capacity as well as others including general counsel services, management services and representing the Company before state and federal agencies for permitting.  Mr. Angerer, Sr. is also a shareholder, officer and a director of the Company.  The Company expensed $11,600 and $11,600, respectively, in legal fees to Mr. Angerer, Sr. for the three and nine month periods ended September 30, 2009.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website.  The Company expensed $0 in fees to Mr.  Angerer, Jr. for the three and nine month periods ended September 30, 2009.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel.  One of the Company’s directors is a shareholder in the law firm.  The Company has expensed $12,528 and $12,447 in legal fees and costs for the nine months ended September 30, 2009 and 2008, respectively, including $6,270 and $2,768 in legal fees for the three months ended September 30, 2009 and 2008, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 1                 Financial Statements

Note 7.	Stock Transactions

In November 2009, the Company received $25,000 from the sale of 333,000 shares of restricted common stock of the Company to an individual and an entity, which the Company used to pay the November 2009 rentals due on its leases in the amount of $21,550.  The individual and entity also each received a 0.25% royalty covering the Company’s leases covering its Starbuck East Montana shallow gas leases.  In connection with this transaction, the Company paid a consultant $3,500 and issued 66,667 shares of restricted Company common stock and a .25% overriding royalty in the Company’s Starbuck East Montana Shallow Gas leases.

On September 1, 2009, the Company received $15,000 from the sale of 325,000 restricted shares of stock of the Company to an individual, which the Company used to pay its September 1st annual lease rentals on other Montana, Starbuck East leases.  In August, the Company received $15,000 from the sale of 300,000 restricted shares of stock of the Company to an entity, which the Company used to pay certain operational expenses. In these two transactions, the shares were issued at a discount to par value.

In March 2008, the Company received $7,500 from the exercise of outstanding stock options for 50,000 shares from Robert J. Angerer, Sr., a vice president and a director of the Company.

Note 8.	Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 9.	Notes Payable

During the first six months of 2009, the Company borrowed $48,198 from an individual, which was used to make annual rental payments on specific leases.  The loan is non interest bearing and has no set repayment terms.  The individual was granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana.

During August 2008, the Company borrowed $25,000 from an entity working with the Company to identify investors to consummate the Agreement and fund the 2009 Drilling Plan.  The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses.  The loan is non interest bearing and has no set repayment terms.  If the Agreement is successful, the loan plus a fee of $25,000 is due.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

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
September 30, 2009

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

Liquidity and Capital Resources
Liquidity

The Company had $3,000 in cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2009, and no available cash at December 31, 2008.  Our current liabilities exceed our current assets by $1,361,000 at September 30, 2009.  We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $1,364,000 in expenses as of September 30, 2009.  We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.  During the three months ended September 30, 2009, we received $30,000 from the sale of common stock and borrowed $70,000 from various individuals and entities.  Subsequent to September 30, 2009, we received $25,000 from the sale of restricted shares of common stock and borrowed $10,000 from an officer of the Company.

In April 2009, we received a loan of $20,800 from a private party, which we used to pay lease payments due March 31, 2009, in exchange for the right to be repaid once the Company acquires funding as well as a 0.5% royalty in the leases for which rentals were paid by the loan. We also received another loan in May 2009 from that individual in the amount of $27,398, under the same terms, which we used to pay some of the lease payments on June 1, 2009, covering the most prospective lease acreage upon which the rentals were due at that time.  Those leases are located in our Starbuck Prospect area and the lease rentals on additional acreage which was located well to the west of the Starbuck Prospect were not able to be paid and expired.  That same individual paid the Company $15,000 on September 1, 2009, in exchange for 325,000 restricted shares of the Company common stock to allow the Company to pay its September 1st annual lease rentals on other Montana, Starbuck East leases.

In May 2009, the Company borrowed $45,000 from Philip Ware, the President of Coastal Petroleum Company, which was used to pay a due diligence fee for a group interested in drilling on the Company’s leases.  The loan is non interest bearing and has no set repayment terms.  If the Agreement is successful, the loan plus a fee of $45,000 is due.  If the Agreement is unsuccessful, the loan is due out of a refund of the due diligence fee, plus 250,000 shares of restricted common stock of the Company.  The Company expensed the $45,000 due diligence fee during the three months ended September 30, 2009.  The Agreement was never fulfilled and was terminated by the Company.  The Company is pursuing collection of the $45,000 fee.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

During August 2009, the Company also received a loan of $25,000 form an entity working with the Company to identify investors to fund the 2009 Drilling Plan.  The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as operational costs associated with remaining a reporting public company.  The terms of the loan reflect the risk involved and call for repayment of $50,000 once the Company secures funding to begin drilling operations.  Also in August 2009, the Company made another sale of stock to an entity for $15,000 to cover operational costs associated with remaining a reporting public company, in exchange for 300,000 shares of restricted common stock and an option to pay additional funds to begin exploration under the 2009 Drilling Plan.

In November 2009, the Company issued 333,000 restricted shares of common stock to an individual in return for $25,000 which the Company used to pay the November 2009 rentals due on its leases in the amount of $21,550.  The individual also each received a 0.25% royalty covering the Company’s leases covering its Starbuck East Montana shallow gas leases.  In connection with this transaction, the Company paid a consultant $3,500 and issued 66,667 shares of restricted Company common stock and a .25% overriding royalty in the Company’s Starbuck East Montana Shallow Gas leases.

In November 2009, the Company borrowed $10,000 from Robert Angerer, Sr., a Director and shareholder, which was used to pay certain operating expenses of the Company.  The loan is non interest bearing, has no set repayment terms and is convertible into 200,000 of restricted shares of common stock of the Company if not repaid from future capital raising.

We have additional lease rental payments in the amount of $20,800 due by April 1, 2010.  We may need to sell additional lease rights, obtain additional loans or secure funding to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights or obtain loans or funding.

We are actively engaged in pursuing funding for our Drilling Program.  The Drilling Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease.  The Drilling Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana.  The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  The Drilling Program is separate from the agreements described below.

            As of September 30, 2009, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage.  Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  These situations raise substantial doubt about our ability to continue as a going concern.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

In May 2008, we entered an agreement with Cobra.  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due on June 1, 2008, and brought in a new party to explore on the Leases. Cobra has until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement.  Those leases included approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired in 2008 and more than 17,000 acres of other leases Coastal held in Valley County.  No drilling has taken place yet under this agreement.

Two other agreements covering the leases expired during 2008.  The first of the two agreements was a farm-out agreement with Western Standard, entered in August 2007.  Upon execution of the agreement, Western Standard paid us $40,000.  Subsequently, they paid an additional $384,000, $255,000 of which covered the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals.  Western Standard would have had an interest in the first well drilled as well as an option to purchase a 50% interest in the 42,000 acres under the lease.  Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000.  Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the same approximately 42,000 acres that are covered in the Western Standard agreement.

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
September 30, 2009

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

It is not unusual that the first well confirming a structure does not become a producing well.  The test well did produce valuable information about the two gas bearing formations and their potential for economically feasible commercial gas production.  Problems encountered in drilling the test well can now be avoided when future wells are drilled on the Starbuck East Prospect.  With the first two objectives met, the Company will now focus on achieving the third objective, specifically finding commercial gas in either the Eagle or Judith River formations. We have received two permits to drill a step-out well and are currently in the permitting process for one more.

After the completion efforts on the Federal 1-19 well were finished, Western Standard had the option to purchase a 50% interest in approximately 42,000 acres near the well location for $1,000,000.  The time to exercise that option passed and Western Standard did not exercise it, so we regained complete control of the leases formerly under the Western Standard agreement and Western Standard no longer has an interest in them.  The Company abandoned the Federal 1-19 well in September 2009.

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
September 30, 2009

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

If our funding efforts are successful, we plan to drill or participate in as many as sixteen exploratory wells under our Drilling Plan.  However, the number of wells that we drill in 2009 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the Drilling Plan, whether Cobra will exercise its option and begin exploration under its agreements, the availability of drilling rigs that we can hire and whether we drill alone or with other participants.  In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly.  We expect the cost of drilling the sixteen wells incorporated in the Drilling Plan to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

Results of Operations

Nine months ended September 30, 2009 vs. September 30, 2008

We did not conduct new drilling activities on our leased property for the nine months ended September 30, 2009, due to lack of funding.  We did not conduct drilling activities on our leased property for the nine months ended September 30, 2008, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st.  We expensed $114,000 for the nine months ended September 30, 2009, for well closure costs.  There was some activity paid for under our farm-out agreements with other entities to perform some completion activities during the third quarter of 2008.  Substantially all the drilling activity on our leases for 2008 was conducted in the fourth quarter and was financed under farm-out agreements with other entities.   We reduced our legal fees by $36,000 per quarter beginning June 1, 2009 and our directors fee expense by $6,250 per quarter effective July 1, 2009.  Therefore, our expenses are primarily administrative and our 2009 expenses remained consistent with 2008 amounts.

Our interest income decreased in 2009 from 2008 due to lower cash balances.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION
September 30, 2009

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 2009 vs. September 30, 2008

We did not conduct any drilling activities in for the three months ended September 30, 2009, due to lack of funding.  We did not conduct drilling activities on our leased property for the nine months ended September 30, 2008, due to weather and/or landowner access restrictions on our leases from January 1st to July 1st.  We expensed $18,000 for the three months ended September 30, 2009, for well closure costs.  There was some activity paid for under our farm-out agreements with other entities to perform some completion activities in the third quarter of 2008.  Substantially all the drilling activity on our leases for 2008 was conducted in the fourth quarter and was financed under farm-out agreements with other entities.  We reduced our legal fees by $36,000 per quarter beginning June 1, 2009 and our directors fee expense by $6,250 per quarter effective July 1, 2009.  Therefore, our expenses are primarily administrative and our 2009 expenses remained consistent with 2008 amounts.

Our interest income decreased in 2009 from 2008 due to lower cash balances.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2009.

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
September 30, 2009

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION
September 30, 2008

ITEM 1	Legal Proceedings

During the third quarter, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum Company: to foreclose and oil and gas lien on the single part of one lease involved which is held in Coastal Petroleum Company’s name; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled. We have an outstanding invoice for $800 due to the Coastal’s counsel in the case.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION
September 30, 2008

ITEM 5	Other Information (continued)

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
September 30, 2009

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD. Registrant

Date: November 20, 2009	By:	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer, President and Treasurer