Form 10-K
period 2009-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2010-04-12
CIK 21239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(850) 556-5924

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,295,203 (U.S.) at June 30, 2009.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  Common stock, par value $.12 per share, 62,270,270 shares outstanding as of April 8, 2010.

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

General

Coastal Caribbean Oils & Minerals, Ltd.  (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962.  The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”).  Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves.  At December 31, 2009, Coastal Caribbean's principal asset was its 100% interest in its subsidiary Coastal Petroleum.  Coastal Petroleum's principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 35,873 net acres of land in Valley County, Montana and approximately 8,510 net acres of land in Billings, Slope and Stark Counties, North Dakota.

Prior to acquiring leases in Montana and North Dakota, and beginning in the 1940’s the Company held State of Florida oil, gas and mineral leases covering approximately 3,700,000 acres of submerged lands along the Gulf Coast and under certain inland lakes and rivers.  For more than 15 years, the State of Florida used laws, policies and permit denials to prevent Coastal Petroleum from using its leases.  The Company vigorously litigated to be able to use its leases or to be compensated for the State’s taking of them, but Florida courts ultimately ruled against the Company.  On June 1, 2005, the Company, Coastal Petroleum and other royalty holders, based upon the court decisions and State policies, entered an agreement to exchange mutual releases, dismiss pending actions and to surrender the leases and royalty rights back to the State of Florida in exchange for a total compensation of $12.5 million to be divided among the parties in interest.  The Company and its subsidiary received approximately $4,872,000 in net proceeds and the Company regained 100% ownership of its subsidiary, Coastal Petroleum.

The Company has utilized the funds it received from the Agreement with the State of Florida to acquire the leases in Montana and North Dakota described above and to begin drilling there.  No economical oil or gas discoveries have yet been made on these properties; therefore, the Company has no proved reserves of oil and gas and has had no production.

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company has begun to explore for oil and gas in Montana, although during 2009, the Company’s primary activity was seeking capital to fund its Drilling Program.  The Company is continuing its effort to raise capital.

Under an agreement with Western Standard Energy Corp. (“Western Standard”) a well, the Federal 1-19, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole but operations to complete and test the well did not take place until the second and third quarters of 2008 at which time the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

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

On November 3, 2007, F-Cross Resources, LLC (“F-Cross”) spudded the first well under an Agreement with the Company.  The well was drilled to test a Lodgepole reef oil prospect and drilling on the well has finished and is awaiting completion.  As of this time it is uncertain whether F-Cross will proceed with completion.  F-Cross did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in the additional 64,000 acres covered by the agreement expired, leaving F-Cross with rights only in the section in which it drilled the well.

The Company also drilled a well, with several other participants, in Valley County, Montana which was a twin to the Evaline 1-18 well, the only Lodgepole producer in Montana.  The drilling began on September 5, 2006, reached the targeted Lodgepole reef and encountered oil, but there were not sufficient quantities of oil to be economical for the Company to develop.  The well was abandoned during 2007.

The Company is actively engaged in pursuing funding for our Drilling Program.  The Program is an aggressive $9,500,000 exploration operation which would allow the Company to explore the potential of each of the areas held under its leases.  The Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres the Company acquired; the drilling of three Lodgepole Formation prospects on the Company’s North Dakota Leases; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana.  The Drilling Program is currently being reviewed by prospective funding parties.  The Company is proceeding with the relativily inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.  We have no assurances at this time that any funding will be available for the Drilling Program.  During 2009 the Company had discussions and negotiations with multiple parties in its effort to obtain up to $10 million in capital to fund the Company’s exploration of its leases.  The Company continues discussions with other parties to secure the capital to fund the Drilling Plan.

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

When acting as the operator and conducting drilling operations, Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not currently conducting drilling operations and therefore does not currently have such insurance.  The Company is not aware of any environmental claims existing as of December 31, 2009 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

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

Oil and Gas Properties

Williston Basin

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 35,873 net acres.  The Company’s working interest in these properties is 100% and would be reduced to 75% at payout, except as modified by the agreements described below.  Most of the leases were acquired during 2005, but some were included in approximately 27,780 gross acres (27,740 net acres) the Company acquired in February of 2006, most of which expired in March 2009.  Two wells have been drilled on the leases held by the Company but one has not yet been completed and tested and the other was damaged during drilling and could not be tested, so the Company has no proved reserves on the property as yet.  The Company currently has one active agreement covering part of its Valley County Leases.  Two other agreements covering areas of the Valley County Leases expired during 2008.

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

During 2008, two agreements the Company had with other entities on the Valley County Leases expired.  First, in August 2007, the Company entered into a farm-out agreement with Western Standard.  Under the agreement, Western Standard paid $40,000 to Coastal and then paid an additional $384,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and to cover associated lease rentals.  Western Standard would have had an interest in that well and the option to purchase a 50% interest in approximately 37,000 acres near the well location for $1,000,000, payable in $200,000 installments based on certain milestones related to drilling step-out wells.

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

Western Standard had 30 days after the completion of the Federal 1-19 to exercise an option to purchase a 50% interest in approximately 37,000 acres near the well location for $1,000,000, but the deadline passed without being exercised.   Western Standard no longer has an interest in these leases.

The Company’s agreement with F-Cross was the other agreement that expired in 2008.  Originally entered in September 2007, the Company received $50,000 from F-Cross under the farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases.  F-Cross had the option to drill a Lodgepole test well at its cost within six months and after drilling that well had the further option to acquire an interest in surrounding acreage.  On November 3, 2007, F-Cross spudded the first well under the Agreement with the Company to test a Lodgepole reef oil prospect.  Drilling on the well has finished, but as of this time it is uncertain whether F-Cross will proceed with completion.  F-Cross, however, did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in the additional 64,000 acres covered by the agreement expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2009:

Acreage under lease at December 31, 2009

	Gross Acres(1)		Net Acres(2)
Lease Location	Undeveloped	Developed	Undeveloped	Developed

Montana	35,873.00	0	35,873.00	0

North Dakota	8,748.94	0	8,510.31	0

Total:	44,621.94	0	44,383.31	0

(1)	A gross acre is an acre in which a working interest is owned.
(2)
A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

No wells were drilled in 2008 or 2009, but, completion efforts were undertaken on one well in 2008, on our leases.

Drilling Activity

During 2009 no wells were drilled because the Company was seeking funding for drilling on its leases.

During 2008 no wells were drilled, but completion efforts were undertaken on the Federal 1-19 well drilled in 2007.  The well could not be tested because of damage.  The results for that well are discussed below.

Item 1B.             Unresolved Staff Comments

None

Item 2.  Properties

Properties

Information required by Item 2 “Properties” is included under Item 1 “Business.”

Disclosure Concerning Oil and Gas Operations.

Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5)          Undeveloped Acreage.

The Company's undeveloped acreage as of December 31, 2009, was as follows:

	Gross Acres	Net Acres
Montana	35,873.00	35,873.00
North Dakota	8,748.94	8,510.31
Total:	44,621.94	44,383.31

(6)          Drilling Activity.

No wells were drilled in 2009.  See Drilling Activity section under Item 1 Business at page 8.

(7)          Present Activities.

See Drilling Activity section under Item 1 Business at page 8.

Item 3.  Legal Proceedings

During the third quarter of 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum Company: to foreclose an oil and gas lien on the single part of one lease involved which was held in Coastal Petroleum Company’s name and is now held by F. Cross; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled. As of December 31, 2009, we had an outstanding invoice for $800 due to the Coastal’s counsel in the case, which was been paid in full in January 2010.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

Item 4.  (Removed and Reserved).

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

Market Information.

The principal market for the Company's common stock is in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol COCBF.  The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

2008	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.12	0.23	0.32	0.15
Low	0.095	0.09	0.10	0.021

2009	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.07	0.06	0.05	0.05
Low	0.02	0.04	0.03	0.03

Holders.

The approximate number of record holders of the Company's common stock at April 8, 2010 was 8,295.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future.  The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $38,856,970 at December 31, 2009 and to fund its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006.  Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually.  Based upon the estimated gross income of the Company during 2009, the major source of the income being the relatively small amount of interest the Company received, the Company believes that it may be classified as a PFIC for the year 2009.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean's undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean.  Coastal Caribbean has had no undistributed income for the years 1987 through 2009.  If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made.  Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized.  Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

During 2009 the Company entered into agreements to sell and sold restricted shares of its common stock for cash that allowed the Company to pay lease rentals and other administrative costs necessary to keep the Company viable as a public company.  The Company entered three of these agreements with several individuals and entities for a total of $67,500 and issued a total of 1,191,333 restricted and unregistered shares of common stock of the Company.

In addition, in January of 2010, as part of an agreement with Robert J. Angerer, Sr., and as consideration for entering the agreement, the Company issued to Mr. Angerer 14,400,000 of restricted and unregistered shares of common stock of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.  Selected Consolidated Financial Information

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the three years in the period ended December 31, 2009 has been taken from the Company's consolidated financial statements.

	Years ended December 31,
	2009	2008	2007

Net loss	$(642)	$(546)	$(690)

Net loss per share (basic and diluted)	$(.01)	$(.01)	$(.01)

Cash and cash equivalents and marketable securities	$9	$1	$30

Unproved oil, gas and, mineral properties (full cost method)	$2,258	$2,200	$2,168

Total assets	$2,356	$2,292	$2,373

Shareholders' (deficit) equity:
Common stock	$5,752	$5,551	$5,545
Discount on Common Stock	(104)	-	-
Capital in excess of par value	32,139	32,139	32,138
Stock Subscription	10	-	-
Deficit accumulated during the development stage	(36,856)	(36,215)	(35,670)

Total shareholders’ equity	$941	$1,475	$2,013

Common stock shares outstanding (weighted average)	46,736	46,250	44,212

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus.  This primary area is a large assembly of leases covering approximately 35,873 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef.  At the end of 2008, the Company held 114,832 net acres in Valley County, but in March 2009, approximately 27,417 acres expired and in June 2009, approximately 51,542 acres expired.  Those expired leases were not covering our Starbuck East propect.

This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands.  Currently we have one agreement with a party covering some of the areas of the leases.  We also hold leases in southwestern North Dakota and have an agreement covering four Lodgepole prospects on those leases.

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

During 2009, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases.  Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain.  While we contacted, met with and negotiated with various individuals and groups during the year, none were able to provide the capital necessary.  While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised.  The combination of the broken deal and the state of the economy, left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.  We sold a total of 1,191,333 shares of common stock and raised $67,500, while continuing to search for the capital needed to fund our Drilling Plan.

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations.  The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect.  In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company.

Mr. Angerer may exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals.  In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum.  There is also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000.

Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but will remain as a Director and the Chairman of the Board of Directors for both the Company and Coastal.  We continue to search for capital while Mr. Angerer’s option remains unexercised, in order to secure capital to fund our Drilling Program.  The Drilling Program is separate from the agreements described below.

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

Two other agreements covering the leases expired during 2008.  The first of the two agreements was a farm-out agreement with Western Standard, entered in August 2007.  Under the agreement, Western Standard paid us $40,000 at execution and then paid an additional $384,000.  From the $384,000, $255,000 was paid to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 was paid to cover associated lease rentals.  Western Standard would have had an interest in the first well drilled as well as an option to purchase a 50% interest in the 42,000 acres under the lease.  Upon receiving the funds to cover lease rentals, we repaid in full our loan of $126,000.  Under the loan agreement, the individual that loaned us the money continues to hold a 5% overriding royalty on the acreage held by Coastal that was covered by the Western Standard farm-out agreement.

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

During October 2007, the Federal 1-19 well reached a total depth of 1,126 feet, and confirmed the structural high that was targeted. The well also had gas shows in two zones. Casing was run into the hole and operations to complete and test the well were undertaken in 2008, but the Company was unable to determine by this well whether the target formations contain economic quantities of gas.  Drilling damage in the well prevented the testing of either of the prospective formations at this location.  Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well.  Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged.  The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target.  Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

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

The other agreement that expired in 2008 was with F-Cross and was entered in September of 2007, covering approximately 64,000 acres on the northwest part of our Valley County Leases.  Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage.   F-Cross was to pay for the cost of drilling the initial well and was to receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout.   F-Cross exercised its option and the first Lodgepole test well was spudded on November 3, 2007.  Drilling was finished, but the well is still awaiting completion and testing of several zones which have potential for both oil and gas.  F-Cross did not meet the requirements in the agreement and in late March 2008 the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

In 2006, we participated in and acted as operator for the drilling of a well known as the Evaline twin well, under a farm-in agreement on a location in Valley County, south of our primary acreage.   It was drilled to total depth into the Lodgepole reef that was targeted and encountered oil, but not in sufficient quantities for us to earn an interest.  We then moved uphole and perforated the Mission Canyon Formation which had a significant show of oil while we were drilling to the Lodgepole.  We tested the Mission Canyon and it too contained oil, but again not in sufficient quantities for us to earn an interest in the well. Under the Agreement with farmor Helis, there was a production threshold that had to be met to earn the interest and that threshold could not be met. We have abandoned this well and will now focus on our primary area.

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

Through our efforts to bring in others to explore our North Dakota leases, in December of 2007 we entered a new farm-out agreement with Western Standard.  Under the agreement, we assigned leases over four of our high-graded Lodgepole Reef prospects to Western Standard in return for $80,000 and we retained a back-in working interest of 20% in the leases after payout.  The leases cover all rights below the Tyler formation, including the Lodgepole formation, with an 80% net revenue interest. We acquired these and other leases in the area in 2005 from Oil For America for $50,000 and we have invested some additional funds to geochemically test and high-grade these and other prospects on the leases.  Oil For America has agreed to waive the drilling obligation on these four prospects.  We will still retain additional Lodgepole reef prospects on our North Dakota leases that are not covered by this farm-out agreement.

If our funding efforts are succesfull, we plan to drill or participate in as many as sixteen exploratory wells under our Drilling Plan.  However, the number of wells that we drill in 2010 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the Drilling Program, whether Cobra will exercise its option and begin exploration under its agreements, the availability of drilling rigs that we can hire and whether we drill alone or with other participants.  In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly.  We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

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

At December 31, 2009, we have approximately $10,000 in cash compared to approximately $1,000 at December 31, 2008.  Our current liabilities exceed our current assets by approximately $1,406,000 at December 31, 2009. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through December 31, 2009, and have accrued $1,415,000 in expenses as of December 31, 2009.  We expect to continue to suspend payments to most of these parties for at least the first quarter of 2010 or until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

During 2009, the Company sold 1,124,999 shares of common stock and raised $67,500.  The Company issued 483,667 in common shares for capital raising services and expensed $30,025 and incurred $45,000 in capital raising expenses.

Also during 2009, the Company received a $10,000 stock subscription from its Board Chairman.  Subsequently in January 2010, the Company completed the stock sale agreement for which the Company received an additional $290,000 in cash and forgiveness of $182,850 due to Mr. Angerer Sr. for services, the release of $240,000 in consideration owed to him for the completion of the Company’s purchase of a Red River oil and gas development prospect and other consideration, in exchange for 14,400,000 shares of restricted common stock and a three month option to fund certain drilling activities of the Company.

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

During 2009, we did not conduct drilling activities as most of our efforts were focused on raising additional capital to initiate our drilling program.  Substantially all of the drilling activity on our leases during 2007 and 2008 was funded through farm-out agreements with other entities, and we expect that to continue, although there is no guarantee we will enter additional farm-out agreements.

During 2008, we did not conduct drilling activities due to weather and/or landowner access restrictions on our leases from January 1st to July 1st. We performed some completion work in two stages during the 3rd quarter and finished the remainder of the operations, including completion work, stimulation and testing of the well, during the 4th quarter of 2008

2009 vs. 2008

During 2009, we did not conduct any drilling operations.  During 2008, we conducted completion efforts on one of the wells we drilled in 2007.  Our net loss for 2009 was $(642,000) compared to a net loss of $(546,000) for 2008.

For 2009 and 2008, we focused on seeking other entities to drill wells on our leases and in drilling wells.  Our expenses did not change significantly in 2009 from 2008, except we incurred capital raising expenses of approximately $85,000 in 2009.  Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to maintain our leases in North Dakota and Montana.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastal Caribbean Oils & Minerals, Ltd.
Apalachicola, Florida

We have audited the consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to examine management’s assertion about the effectiveness of Coastal Caribbean Oils & Minerals, Ltd’s internal control over financial reporting as of December 31, 2009  included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

Baumann, Raymondo & Company PA
Tampa, Florida
April 8, 2010

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$9,207	$752
Total current assets	9,207	752

Certificates of deposit	85,255	84,765
Petroleum leases	2,257,741	2,200,475
Equipment, net	3,895	6,415

Total assets	$2,356,098	$2,292,407

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$242,693	$58,885
Notes payable	73,198	-
Amounts due to related parties	1,098,949	758,021
Total current liabilities	1,414,840	816,906

Shareholders' equity:
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares Outstanding – 47,936,604 and 46,261,604 shares, respectively	5,752,392	5,551,392
Discount on common stock	(103,475)	-
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	10,000	-

	37,798,228	37,690,703

Deficit accumulated during the development stage	(36,856,970)	(36,215,202)

Total shareholders’ equity	941,258	1,475,501
Total liabilities and shareholders’ equity	$2,356,098	$2,292,407

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to Dec. 31, 2009
	2009	2008

Gain on settlement	$-	$-	$8,124,016
Interest and other income	490	4,057	3,984,461
	490	4,057	12,108,477

Expenses:
Legal fees and costs	82,869	152,793	17,654,557
Administrative expenses	214,646	262,500	11,059,367
Salaries	125,000	125,000	4,396,431
Shareholder communications	24,595	9,326	4,149,616
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	-	6,690,752
Exploration costs	-	-	188,218
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	195,148	-	2,350,876
	642,258	549,619	48,965,447

Net loss before income Taxes	(641,768)	(545,562)	(36,856,970)

Income tax benefit	-	-	-

Net loss	$(641,768)	$(545,562)

Deficit accumulated during the development stage			$(36,856,970)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.01)

Weighted average number of shares outstanding (basic and diluted)	46,737,289	46,249,960

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2009	2008	Dec. 31, 2009

Operating activities:
Net loss	$(641,768)	$(545,562)	$(36,856,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(602,949)
Depreciation	2,520	2,520	9,078
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	30,025	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses and other	-	30,041	-
Accounts payable and accrued liabilities	524,736	457,572	1,284,377
Income taxes payable	-	-	-
Net cash used in operating activities	(84,487)	(55,429)	(36,351,232)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(57,266)	(250,163)	(6,453,252)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	217,981	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificates of deposit	(490)	(4,056)	(139,910)
Redemption of certificate of deposit	-	54,655	54,655
Purchase of Minority interest in subsidiary	-	-	(801,823)
Purchase of equipment	-	-	(74,623)
Net cash provided by (used in) investing activities	(57,756)	18,417	397,380

Financing activities:
Notes payable proceeds	73,198	-	184,988
Repayment of loans	-	-	(111,790)
Sale of common stock, net of expenses	67,500	-	30,448,112
Stock subscription received	10,000	-	10,000
Shares issued upon exercise of options	-	7,500	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	150,698	7,500	35,963,059
Net (decrease) increase in cash and cash equivalents	8,455	(29,512)	9,207
Cash and cash equivalents at beginning of period	752	30,264	-
Cash and cash equivalents at end of period	$9,207	$752	$9,207

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(A Bermuda Corporation)
A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK
AND CAPITAL IN EXCESS OF PAR VALUE
(Expressed in U.S. dollars)
For the period from January 31, 1953 (inception) to December 31, 2009

				Capital in
			Discount on	Excess
	Number of	Common	Common	of Par
	Shares	Stock	Stock	Value
Shares issued for net assets and unrecovered costs
at inception	5,790,210	$579,021	$-	$1,542,868
Sales of common stock	26,829,486	3,224,014	-	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	-	799,760
Market value ($2.375 per share) of shares issued in
1953 to acquire an investment	54,538	5,454	-	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th
overriding royalty (sold in prior year) in nonproducing
leases of Coastal Petroleum	84,210	8,421	-	-
Market value of shares issued for services rendered
during the period 1954-1966	95,188	9,673	-	109,827
Net transfers to restate the par value of common stock
Outstanding in 1962 and 1970 to $0.12 per share	-	117,314	-	(117,314)
Increase in Company's investment (equity) due to
capital transactions of Coastal Petroleum in 1976	-	-	-	117,025
Balance at December 31, 1990	33,363,632	4,003,636	-	19,395,084
Sale of subsidiary shares	-	-	-	300,000
Balance at December 31, 1991	33,363,632	4,003,636	-	19,695,084
Sale of subsidiary shares	-	-	-	390,000
Balance at December 31, 1992	33,363,632	4,003,636	-	20,085,084
Sale of subsidiary shares	-	-	-	1,080,000
Balance at December 31, 1993	33,363,632	4,003,636	-	21,165,084
Sale of subsidiary shares	-	-	-	630,000
Balance at December 31, 1994	33,363,632	4,003,636	-	21,795,084
Sale of subsidiary shares	-	-	-	600,000
Balance at December 31, 1995	33,363,632	4,003,636	-	22,395,084
Sale of common stock	6,672,726	800,727	-	5,555,599
Sale of subsidiary shares	-	-	-	480,000
Exercise of stock options	10,000	1,200	-	12,300
Balance at December 31, 1996	40,046,358	4,805,563	-	28,442,983
Sale of subsidiary shares	-	-	-	240,000
Exercise of stock options	10,000	1,200	-	10,050
Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	-	28,693,033
Sale of common stock	3,411,971	409,436	-	2,729,329
Compensation recognized for stock option grant	-	-	-	75,000
Balance at December 31, 2000 and 2001	43,468,329	5,216,199	-	31,497,362
Sale of common stock	2,743,275	329,193	-	570,449
Balance as of December 31, 2002	46,211,604	5,545,392	-	32,067,811
Sale of subsidiary shares	-	-	-	70,000
Balance as of December 31, 2003 through 2007	46,211,604	5,545,392		32,137,811
Exercise of stock options	50,000	6,000	-	1,500
Balance as of December 31, 2008	46,261,604	5,551,392	-	32,139,311
Sale of common stock	1,191,333	142,960	(75,460)	-
Shares issued for services	483,667	58,040	(28,015)	-
Balance as of December 31, 2009	47,936,604	$5,752,392	$(103,475)	$32,139,311

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

The Company assesses whether its unproved properties are impaired on a periodic basis.  This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas.  As of December 31, 2009, no impairment existed.  Sales of unproved nonoperating interests in oil and gas leases are accounted for as a reduction in the capitalized amount of the leases.

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

Stock Based Compensation

The Company uses the fair value based method of accounting for its stock option plans, which requires companies to expense stock options and other share-based payments.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementation dates subsequent to the Company’s year end.  Management does not believe that any of these new standards will have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has no recurring revenues, had recurring losses since 2006 and prior to 2005, and has a deficit accumulated during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Curently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own.  The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration of its leases.  The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that the director will exercise the options under the current agreement, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

In August 2007, the Company entered into a farm-out agreement with Western Standard Energy Corp. (“Western Standard”).  Under the agreement Western Standard paid $40,000 up front to Coastal and then paid an additional $255,000 to cover the costs of drilling the first well to test a shallow natural gas prospect in Valley County, Montana and $129,000 to cover associated lease rentals. The Company did not record the receipt of the $255,000 or the cost of the associated well and recorded the remaining $169,000 as a reduction in capitalized petroleum lease costs.  The Agreement expired in 2008 when Western Standard did not exercise its option under the Agreement.

2.	Unproved Oil, Gas and Mineral Properties (Cont'd)

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

In September 2007, the Company received $50,000 from F-Cross when the two parties entered into a farm-out agreement covering approximately 64,000 acres on the northwest part of the Company’s Valley County Leases. Under the agreement, F-Cross had the option to drill a Lodgepole test well within six months and after drilling that well had the further option to acquire an interest in surrounding acreage. F-Cross was to pay for the cost of drilling the initial well and receive a 100% working interest in the well until payout and an 80% working interest subsequent to payout with the Company retaining the other 20%. The first Lodgepole test well was spudded on November 3, 2007 and drilling was finished, but the well is still awaiting completion and testing of several zones which have potential for both oil and gas.  However, F-Cross did not meet the requirements in the agreement and in late March the option to acquire an interest in additional acreage expired, leaving F-Cross with rights only in the section in which it drilled the well.

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

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before June 1, 2010, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,500,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

In an effort to explore the North Dakota leases, in December of 2008, the Company entered a new farm-out agreement with Western Standard.  Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000, which was recorded as a reduction in capitalized petroleum lease costs.  The Company will also retain a back-in working interest of 20% in the leases after payout.  Oil For America has agreed to waive the drilling obligation on these four prospects.  The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

(Intentionally left blank.)

3.	Common Stock

The Company's Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

The following represents shares issued upon sales of common stock:

	Number	Common	Capital in Excess
Year	of Shares	Stock	of Par Value
1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	-	-	(52,618)
1976	-	-	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	-	-	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449
2009	1,191,333	142,960	-
	40,848,791	$4,906,330	$25,674,221

The following represents shares issued upon exercise of stock options:

	Number	Common	Capital in Excess
Year	of Shares	Stock	of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
2008	50,000	6,000	1,500
	580,000	$68,139	$823,610

3.	Common Stock (Cont’d)

During 2009, the Company accrued a $45,000 fee and issued 250,000 shares of common stock to its President in connection with a loan provided by the President for the Company to use for capital raising expenses.  The Company expensed $12,500 as the fair value of these shares.  Also during 2009, the Company issued 233,667 shares of Common stock to a consultant for capital raising services.  The Company expensed $17,525 as the fair value of these shares.

4.	Stock Option Plans

At December 31, 2009, the Company maintains two stock-based employee compensation plans.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments in 2008 or in 2009.

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2007	500,000	.15 - .20	.19	87,500

Exercised during 2008	(50,000)	(.15)	(.15)	(7,500)

Issued or cancelled during 2008	-	-	-	-

Outstanding and exercisable at December 31, 2008	450,000	.15 - .20	.19	80,000

Issued or cancelled during 2009	-	-	-	-

Outstanding and exercisable at December 31, 2009	450,000	.15 - .20	.17	80,000

Available for grant at December 31, 2009	2,775,000

4.	Stock Option Plans (Cont'd)

Summary of Employee Options Outstanding at December 31, 2009

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	150,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2009, and 2008 was 6 years and 7 years, respectively.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued. The market value of the stock equaled the exercise price on the date of issue.

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2007	25,000	.15	.15	3,750

Issued or cancelled during 2008	-	-	-	-

Outstanding and exercisable at December 31, 2008	25,000	.15	.15	3,750

Issued or cancelled during 2009	-	-	-	-

Outstanding and exercisable at December 31, 2009	25,000	.15	.15	3,750

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. The Company did not issue any stock options or share-based payments to non-employees in 2008 or in 2009.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2009

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

5.	Income taxes

The Company is organized under the laws of Bermuda.  Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda.  The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida.  For 2009 and 2008, the subsidiary has net taxable losses.  The subsidiary will have approximately $10,000,000 in net operating losses to carry forward to 2010.  The remaining net operating loss carry forwards expire in periods from 2010 through 2028 as follows: $571,000 in 2010, $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026, $195,000 in 2027, and $112,000 in 2028, $200,000 in 2029.  For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2009	2008
Net operating losses	$3,619,000	$3,500,000
Accruals to related parties	265,000	265,000
Total deferred tax assets	3,884,000	3,765,,000
Valuation allowance	(3,884,000)	(3,765,000)
Net deferred tax assets	$-	$-

Components of the income tax provision for the years ended December 31, are as follows:

	2009	2008
Provision for income taxes
Current provision (benefit) for income taxes	$(73,000)	$(30,000)
Benefit of net operating loss	-	-
Deferred asset valuation allowance (reversal)	73,000	30,000

Net income tax provision (benefit)	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2006, except possibly in future years should it utilize any net operating loss originating prior to 2006.

The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

6.	Related party transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company  made no payments for the years ending December 31, 2009 or 2008.

6.	Related party transactions (Cont.d)

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company.  The Company accrued and expensed $60,000 and $144,000 in legal fees to Angerer & Angerer in 2009 and 2008, respectively. The Company owes $300,000 to Angerer & Angerer at December 31, 2009.

Since June 2009, the Company retained Robert J. Angerer, Sr. as legal counsel.  Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and resigned as counsel on January 14, 2010.  As counsel for the Company he  served the Company as litigation counse, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting.  Mr. Angerer, Sr. is also a shareholder, officer and a director of the Company.  The Company accrued and expensed $11,600 in legal fees to Mr. Angerer, Sr. for 2009.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website.  The Company incurred and expensed $0 in fees to Mr. Angerer, Jr. during 2009.

The Company expensed $10,908 and $8,193 for legal fees by the law firm of Igler & Dougherty, PA, during 2009 and 2008, respectively.  The Company owed Igler & Dougherty, PA $12,534 at December 31, 2009.  Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

7.	Concentrations of credit risk

All demand and certificate of deposits are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured up to $250,000 under FDIC protection. Demand deposit bank balances totaled $9,207 and $752 at December 31, 2009 and 2008, respectively. Certificate of deposit balances were $85,255 and $84,765 at December 31, 2009 and 2008, respectively.

8.	Notes Payable

During the first six months of 2009, the Company borrowed $48,198 from two individuals, which was used to make annual rental payments on specific leases.  The loan is non interest bearing and has no set repayment terms.  The individuals were granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana.  These loans were repaid in January 2010.

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund the Drilling Plan.  The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses.  The loan is non interest bearing and has no set repayment terms.  No investor agreements have been consummated by the consultant at December 31, 2009, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

9.	Subsequent events

On January 14, 2010, the Company and Coastal entered into a letter agreement with Robert J. Angerer, Sr. for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations.  Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of  legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect.  In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company.  Mr. Angerer may exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals.  In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum.  There is also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000. Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but will remain as a Director and the Chairman of the Board of Directors for both the Company and Coastal.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

3.         As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on the COSO criteria.

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

Directors

As of December 31, 2009, the board of directors included three members, two of whom, Mr. Ware and Mr. Angerer, also serve as executive officers.  In October of 2008, Directors Anthony Randazzo and Matthew Cannon resigned, citing personal reasons.  Their positions have not been filled and the board will remain divided into three classes, with each class serving a term of office of three years or until such time as their successors are elected, qualified, and assume office.  One class currently has no directors.  The Company has not held an annual meeting since the annual meeting held in December 2005 due to the high cost of holding such a meeting.  Therefore, the directors whose terms expired at the annual meetings to be held in 2007 and 2008 continue to serve until their successors are elected and assume office.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Directors With Three Year Terms Expiring at the 2008 Annual Meeting:
Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer
Mr. Ware, age 60, has been employed by Coastal Petroleum Company since 1976.  He has served as President of Coastal Petroleum since April 1985.   Mr. Ware is a 1975 graduate of the University of Florida and is a pro-fessional geologist registered with the State of Florida.  Mr. Ware’s education and experience in geology and petroleum geology in particular as well as his many years with the Company has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

Robert J. Angerer, Sr.*	2003	Chairman of the Board
Mr. Angerer, age 63, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974.  He was a partner in the Tallahassee law firm of Angerer & Angerer from 1994 until 2009.  He is a graduate of the University of Michigan and of Florida State University College of Law.  He has served as a director of Coastal Petroleum since 2003.  Mr. Angerer’s legal and engineering education and background as well as his experience in the oil industry and service to the Company in multiple roles, has led the Board to conlude that he is valuable to the Company and should serve as a director of the Company.

Directors With Two Year Terms Expiring at the 2007 Annual Meeting
Herbert D. Haughton*	2005	None
Mr. Haughton, age 68, is a banking, corporate and securities lawyer.  He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar.  Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991.  He is a graduate of Cleary University and Florida State University College of Law.  Mr. Haughton’s financial and business background as well as his legal education and background and his past leadership to the Company have led the directors to conclude that he is valuable to the Company and should serve as a director of the Company.

* Members of the Board of Directors Compensation Committee.

Executive Officers

Phillip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003, and Robert J. Angerer, Sr., became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003 and served in that position until resigning on January 14, 2010.  Effective August 18, 2005, Mr. Ware was appointed Principle Accounting Officer.

Officers of Coastal Caribbean are elected annually by the board and report directly to it.

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum.  During 2009, all $125,000 of Mr. Ware’s compensation for his services was accrued.  Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.

The business experience described for each director or executive officer above covers the past five years.

We are not aware of any arrangements or understandings between any of the individuals named above and any other person by which any of the individuals named above was selected as a director and/or executive officer.  We are not aware of any family relationship among the officers and directors of Coastal Caribbean or its subsidiary except for the father and son relationship between Mr. Angerer, Sr. and Robert J. Angerer, Jr., who serves as the Company’s Secretary.  Robert J. Angerer, Sr. is not paid a salary or other compensation by the Company for this service as a Company officer.  Robert J. Angerer, Jr. is not paid a salary, but is to be paid an hourly compensation by the Company for his service as a Company officer.

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

The compensation package of the indicated named executive officer during the year ended December 31, 2009, consisted almost entirely of base salary.

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

Compensation Program Benchmarking

The Compensation Committee endeavors to conduct its review on an annual basis for the named executive officer to ensure that our compensation program works as designed and intended. This review by the Compensation Committee also facilitates discussion among the members of the Compensation Committee regarding our compensation program.  The Compensation Committee has not retained the services of a compensation consultant during 2008 or 2009.

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2009:

2009 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the Compensation Committee’s first meeting of each year, the Compensation Committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2009 based upon the factors set out above.  The Compensation Committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2009 Long-Term Incentives. The Company has in the past provided long-term incentives.  Primarily this has been done through the issuance of stock options, however there is no set program or requirements for issuance of the stock options.  Instead, stock options may be issued at the discretion of the Compensation Committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The Compensation Committee did not grant any stock options in 2009 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled.  On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum.  No payments under this incentive plan were earned or paid during 2009.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2009.  We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s current base salary is $125,000.

(Intentionally left blank)

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(3) ($)	Total ($)
Phillip W. Ware, Chief Executive	2009	125,000	(4)	-	-	-	-	-	18,750	143,750
Officer, President,	2008	125,000	(5)	-	-	-	-	-	18,750	143,750
Chief Financial Officer, Director	2007	125,000	(6)	-	-	-	-	-	18,750	143,750

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)
Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.

(3)	Payment to SEP-IRA pension plan (2007, 2008 and 2009 amounts have been deferred).
(4)	Payment of 125,000 was accrued and not paid in 2009.
(5)	Payment of 125,000 was accrued and not paid in 2008.
(6)	Payment of $89,700 was accrued and not paid in 2007.

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2009.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009, held by the named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
Plan Awards:
			Equity					Equity Incentive	Market or
			Incentive					Plan Awards:	Payout Value
			Plan Awards:				Market	Number of	of Unearned
	Number of	Number of	Number of			Number of	Value of	Unearned	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Phillip W. Ware	50,000	-	-	0.15	July 25, 2015	-	-	-	-
	250,000	-	-	0.20	September 27, 2015	-	-	-	-
	150,000			0.15	December 20, 2015

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

We did not pay our directors in 2009 and accrued $37,500 owed to them at December 31, 2009.  Directors fees of $112,500 were also accrued and not paid in 2008.  The following table shows the compensation of the Company’s directors for the year ended December 31, 2009

(Intentionally left blank)

Director Compensation

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip W. Ware	6,250	-	-	-	-	-	6,250

Robert J. Angerer, Sr.	6,250	-	-	-	-	-	6,250

Herbert D. Haughton	25,000	-	-	-	-	-	25,000

(1)           All fees were accrued but not paid.  Mr. Ware and Mr. Angerer discontinued receiving fees after the first quarter of 2009.

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

April 8, 2010	COMPENSATION COMMITTEE

Herbert D. Haughton, Chair Robert J. Angerer, Sr.

Item 12.               Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2009, Mr. Robert J. Angerer, Sr. owned 1,583,757 shares, or 3.42% of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 816,914 shares, or 1.71% of our common stock.  Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 27, 2009, the only person or apparent groups of persons known by management to own beneficially five percent or more of the Company’s outstanding shares is as follows:

Person	Shares Owned		Percentage of Shares Outstanding

Robert J. Angerer, Sr. P.O. Box 10468 Tallahassee, FL 32312	15,862,087	*	25.71	%*

*  As reported in a Schedule 13-D filed by Mr. Angerer, dated January 25, 2010.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company's common stock owned beneficially at April 8, 2010, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	454,121	450,000	1.44%
Robert J. Angerer, Sr.	15,862,087	0	25.47%
Herbert D. Haughton	50,000	50,000	0.21%
Directors and executive officers as a group (a total of 3 persons)	16,366,208	500,000	26.87%

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2009

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

Item 13.                Certain Relationships and Related Transactions

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and served the Company in that capacity,as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting, until May 2009.  Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003.  During 2009 and 2008, Angerer & Angerer billed Coastal Petroleum $60,000 and $144,000 respectively for legal fees.

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

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost five years.  Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.  During 2009 and 2008, Igler & Dougherty billed the Company $10,908 and $8,193, respectively for legal fees.

Item 14.                Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2009 and 2008 and performed the reviews for 2009 and 2008.  Fees related to services performed by Baumann, Raymondo and Company, P.A. in 2009 and 2008 were as follows:

	2009	2008
Audit Fees (1)	$33,000	$31,859
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-
Total	$33,000	$31,859

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors.  Since their appointment on December 9, 2005, directors Matthew D. Cannon and Anthony F. Randazzo served as the members of the Audit Committee until their resignation in October of 2008.  With those resignations, there are currently not enough independent directors to comprise an Audit Committee, so since that time the entire Board of Directors has carried out the duties that would otherwise be carried out by an Audit Committee.    The Audit Committee, or the Board of Directors after October 2008, pre-approved all audit related and non-audit services in 2009 and 2008.

The Board of Directors has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2009, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Based on the reviews and discussions referred to above, the Board approved the inclusion of Coastal Caribbean’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	19

Consolidated balance sheets at December 31, 2009 and 2008	20

Consolidated statements of operations for each of the three years in the period ended December 31, 2009 and for the period from January 31, 1953 (inception) to December 31, 2009.	21

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2009 and for the period from January 31, 1953 (inception) to December 31, 2009.	22

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2009	23

Notes to consolidated financial statements.	24-36

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

(k)	Exploration Agreement between Coastal Petroleum Company and Victory Energy Corporation filed as Exhibit 10(k) to Form 8-K dated April 12, 2007 (File Number 001-04668) is incorporated by reference.

(l)	Agreement with Robert J. Angerer, Sr. filed as Exhibit 10(l) to Form 8-K dated January 20, 2010 (File Number 001-04668) is incorporated by reference.

21.	Subsidiaries of the registrant.

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 100 % owned.

23.	Consent of experts and counsel.

23.1	Consent of Baumann, Raymondo & Company PA

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required by Rule 13a-14(a)-15d-14(a) under the Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Phillip W. Ware.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By	/s/ Phillip W. Ware
Phillip W. Ware, Chief Executive Officer
President and Principal Financial Officer

Dated:  April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer,		Director
President and Principal Financial Officer

Dated: April 9, 2010		Dated: April 9, 2010

By	/s/Herbert D. Haughton
Herbert D. Haughton
Director

Dated: April 9, 2010

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware