Form 10-Q
period 2010-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2010-05-14
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(850) 556-5924
(Registrant’s telephone number, including area code)
_____________________________________________________________________________________
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
☐ Yes ☒ No

The number of shares outstanding of the issuer’s single class of common stock as of May 14, 2010 was 62,336,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2010

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	Page
	Consolidated balance sheets at March 31, 2010 and December 31, 2009	3
	Consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 and for the period from January 31, 1953 (inception) to March 31, 2010	4
	Consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 and for the period from January 31, 1953 (inception) to March 31, 2010	5
	Notes to consolidated financial statements	6
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15
ITEM 4	Controls and Procedures	15
	PART II - OTHER INFORMATION
ITEM 1	Legal Proceedings	16
ITEM 5	Other Information	16
ITEM 6	Exhibits	18
	Signatures	19

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$15,361	$9,207
Total current assets	15,361	9,207

Certificates of deposit - Restricted	85,920	85,255
Petroleum leases	2,276,426	2,257,741
Equipment, net	3,265	3,895

Total assets	$2,380,972	$2,356,098

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$157,268	$242,693
Notes payable	25,000	73,198
Amounts due to related parties	835,948	1,098,949
Total current liabilities	1,018,216	1,414,840

Shareholders’ equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 62,336,604 and 47,936,604 shares, respectively	7,480,392	5,752,392
Discount on common stock	(1,313,625)	(103,475)
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	-	10,000
	38,306,078	37,798,228
Deficit accumulated during the development stage	(36,943,322)	(36,856,970)
Total shareholders’ equity	1,362,756	941,258
Total liabilities and shareholders’ equity	$2,380,972	$2,356,098

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)

	Three months ended		For the period from Jan. 31, 1953 (inception) to March 31,
	March 31,		2010
	2010	2009
Interest and other income	$664	$28	$3,985,125
Gain on settlement	-	-	8,124,016
	664	28	12,109,141
Expenses:
Legal fees and costs	-	38,573	17,654,557
Administrative expenses	52,578	69,855	11,111,945
Salaries	33,109	31,250	4,429,540
Shareholder communications	1,329	1,326	4,150,945
Goodwill impairment	-	-	801,823
Write off of unproved properties	-	-	6,690,752
Exploration costs	-	-	188,218
Lawsuit judgments	-	-	1,941,916
Minority interests	-	-	(632,974)
Other	-	-	364,865
Contractual services	-	-	2,350,876
	87,016	141,004	49,052,463

Net loss	$(86,352)	$(140,976)

Deficit accumulated during the development stage			$(36,943,322)

Average number of shares outstanding (basic & diluted)	62,336,604	46,261,604

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

	Three months ended March 31,		For the period from Jan. 31, 1953 (inception) To
	2010	2009	March 31, 2010
Operating activities:
Net loss	$(86,352)	$(140,976)	$(36,943,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(602,949)
Depreciation	630	630	9,708
Write off of unproved properties	-	-	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid and other	-	-	-
Accounts payable and accrued liabilities	(130,576)	140,475	1,153,801
Net cash provided by (used in) operating activities	(216,298)	129	(36,567,530)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(18,685)	-	(6,471,937)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	-	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(665)	(27)	(140,575)
Redemption of CDs	-	-	54,655
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(19,350)	(27)	378,030

Financing activities:
Notes payable proceeds	-	-	184,988
Repayment of loans	(48,198)	-	(159,988)
Sale of common stock net of expenses	290,000	-	30,748,112
Shares issued upon exercise of options	-	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	241,802	-	36,204,861
Net increase (decrease) in cash and cash equivalents	6,154	102	15,361
Cash and cash equivalents at beginning of period	9,207	752	-
Cash and cash equivalents at end of period	$15,361	$854	$15,361

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 1 Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2. Going Concern

As of March 31, 2010, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own. The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration of its leases. The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own. In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases. There is no assurance that the Company will be able to obtain any funding, that the director will exercise the options under the current agreement, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3. Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

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

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 35,873 which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire in years from 2011 to 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

The Company borrowed $126,000 in May 2007 to pay its lease obligations that were due in June 2007 on approximately 42,000 acres. Coastal assigned a 5% overriding royalty interest (before all expenses) in 8/8ths of the oil or natural gas produced from those Valley County Montana leases to the lender. The loan was repaid on October 15, 2007, prior to the spudding of the first well on the acreage, out of the money advanced by Western Standard to cover lease rentals under their agreement with the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 1 Financial Statements (Continued)

Note 4. Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before June 1, 2010, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,750,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. If the option under the current agreement with one of the Company’s directors is exercised, the Company intends to drill one Lodgepole reef prospect on its own. The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

In an effort to explore the North Dakota leases, in December of 2008, the Company entered a new farm-out agreement with Western Standard. Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000, which was recorded as a reduction in capitalized petroleum lease costs. The Company has also retained a back-in working interest of 20% in the leases after payout. Oil For America has agreed to waive the drilling obligation on these four prospects. The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement.

Note 5. Income Taxes

For the three months period ending March 31, 2010 and 2009, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2009.

Note 6. Related Party Transactions

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three months ended March 31, 2010, and 2009, respectively.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 1 Financial Statements (Continued)

Note 6. Related Party Transactions (Continued)

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. The Company accrued and expensed $0 and $36,000 in legal fees to Angerer & Angerer for the three months ended March 31, 2010, and 2009, respectively. The Company owes $150,000 in accrued fees to Angerer & Angerer at March 31, 2010.

Since June 2009, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and resigned as counsel on January 14, 2010. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder, officer and a director of the Company. The Company accrued and expensed no legal fees to Mr. Angerer, Sr. for both of the three months ended March 31, 2010, and 2009.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. The Company incurred and expensed $0 and $0 in fees to Mr. Angerer, Jr. the three months ended March 31, 2010, and 2009, respectively.

The Company expensed $2,495 and $4,198 for legal fees by the law firm of Igler & Dougherty, PA, during the three months ended March 31, 2010, and 2009, respectively.

The Company owed Igler & Dougherty, PA $2,383 at March 31, 2010. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

Note 7. Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 8. Notes Payable

During the first six months of 2009, the Company borrowed $48,198 from two individuals, which was used to make annual rental payments on specific leases. The loans are non interest bearing and has no set repayment terms. The individuals were granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana. These loans were repaid in January 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 1 Financial Statements (Continued)

Note 8. Notes Payable (Continued)

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

Note 9. Stock Transactions

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

Note 10. Subsequent Events

On April 29, 2010, Mr. Angerer paid $50,000 and elected to extend the option to fund the Company’s operations on the following terms: to pay $3 Million to be used for drilling one of Coastal Petroleum’s Lodgepole Reef Prospects in Slope County and for operations of the Company. In return for the payment of $3 Million, Mr. Angerer would receive 20% of the outstanding common shares of Coastal Petroleum and 36% of the net revenue from the well drilled. If he exercises the first option payment Mr. Angerer then has the option to pay three additional succeeding $3 Million payments to the Company for drilling two additional Lodgepole Reef Prospects, wells on the Starbuck East Shallow Gas Prospect in Montana and other company operations. Mr. Angerer would earn 36% of the net revenues from all operations in North Dakota and Montana if he makes the three additional payments.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional funding through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company’s test wells to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in world wide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

General

We are an active independent oil and gas exploration company and through our subsidiary, Coastal Petroleum, we hold mineral rights in Montana and North Dakota in the oil producing region known as the Williston Basin. Our objective formations on those leases include the Lodgepole and the Eagle among others. The Company’s future growth will be driven primarily by exploration and development activities. Our business strategy is to increase shareholder value by acquiring and drilling reasonably priced prospects that have good potential, whether in the Williston Basin or in other parts of the United States, with the goal of shaping the Company into a producing independent oil and gas firm. We will continue to seek high quality exploration projects with potential for providing long-term drilling inventories that generate high returns.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus. This primary area is a large assembly of leases covering approximately 35,873 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef. At the end of 2008, the Company held 114,832 net acres in Valley County, but in March 2009, approximately 27,417 acres expired and in June 2009, approximately 51,542 acres expired. Those expired leases were not covering our Starbuck East prospect.

This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands. Currently we have one agreement with a party covering some of the areas of the leases. We also hold leases in southwestern North Dakota and have an agreement covering four Lodgepole prospects on those leases.

We are actively engaged in pursuing funding for our Drilling Program. The Drilling Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and twelve step-out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.

During 2009, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. While we contacted, met with and negotiated with various individuals and groups during the year, none were able to provide the capital necessary. While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised. The combination of the broken deal and the state of the economy left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases. We sold a total of 1,191,333 shares of common stock and raised $67,500, while continuing to search for the capital needed to fund our Drilling Plan.

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations. The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company under specific terms.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mr. Angerer may exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals. In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum. There is also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000, which was exercised April 29, 2010.

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

Liquidity and Capital Resources

Liquidity

The Company has no available cash, excluding certificate of deposits pledged for drilling permits, at March 31, 2010, and December 31, 2009. Our current liabilities exceed our current assets by $1,003,000 at March 31, 2010. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued $836,000 in expenses as of March 31, 2010. We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses. During the three months ended March 31, 2010, we received $290,000 in cash from Mr. Angerer and forgiveness of $171,500 of amounts owed to him or credits for amounts remaining to be paid to acquire leases, in exchange for the issuance of common stock and an option to further fund the Company. In April 2010, we received $50,000 from the exercise of this contract extension from Mr. Angerer. We have lease payments of approximately $27,398 due in June 2010. We may need to sell additional lease rights, obtain additional loans or secure funding to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights or obtain loans or funding.

We are actively engaged in pursuing funding for our Drilling Program. The Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in four areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and the drilling of twelve step-out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells. The Drilling Program is currently being reviewed by prospective funding parties.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2010, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage. Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

In North Dakota, we control the working interest on approximately 8,510 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells in North Dakota is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.75 million to drill. We had originally intended to bring in others to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position, but are now actively seeking funding to allow us to begin such exploration on our own.

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

We expect to continue to participate with others or to obtain sufficient funding to allow us to drill additional wells both in Montana and North Dakota on our own.

Results of Operations

Three months ended March 31, 2010 vs. March 31, 2009

We did not conduct drilling activities in the first quarter of 2010 or 2009. Our efforts have been focused on soliciting funding or potential partners for our Drilling Program. We reduced our legal fees by $36,000 per quarter beginning June 1, 2009, and our directors fee expense by $12,500 per quarter effective April 1, 2009. Therefore, our expenses are primarily administrative and our 2009 expenses remained consistent with 2008 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

March 31, 2010

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2010.

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

c.
Limitations on the Effectiveness of Controls  Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

March 31, 2010

ITEM 1 Legal Proceedings

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

The Company believes that it may be classified as a PFIC for the year 2009, because it derived the majority of its gross income in 2009 from the relatively small amount of interest the Company received. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified last year does not affect how it will be classified this year.

If, for any taxable year, the Company’s passive income or assets that produce passive income exceed levels provided by U.S. law, the Company would be a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes. For the years 1987 through 2004 and in 2006, Coastal Caribbean’s passive income and assets that produce passive income exceeded those levels and for those years Coastal Caribbean constituted a PFIC. If Coastal Caribbean is a PFIC for any taxable year, then the Company’s U.S. shareholders potentially would be subject to adverse U.S. tax consequences of holding and disposing of shares of our common stock for that year and for future tax years. Any gain from the sale of, and certain distributions with respect to, shares of the Company’s common stock, would cause a U.S. holder to become liable for U.S. federal income tax under section 1291 of the Internal Revenue Code (the interest charge regime). The tax is computed by allocating the amount of the gain on the sale or the amount of the distribution, as the case may be, to each day in the U.S. shareholder’s holding period. To the extent that the amount is allocated to a year, other than the year of the disposition or distribution, in which the corporation was treated as a PFIC with respect to the U.S. holder, the income will be taxed as ordinary income at the highest rate in effect for that year, plus an interest charge.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

ITEM 5 Other Information (Continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

March 31, 2010

ITEM 6 Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: May 14, 2010	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer