Form 10-Q
period 2010-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2010-08-16
CIK 21239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2010

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

The number of shares outstanding of the issuer's single class of common stock as of August 14, 2009 was 62,661,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2010

Table of Contents

		Page

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2010 and December 31, 2009	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 and for the period from January 31, 1953 (inception) to June 30, 2010	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 and for the period from January 31, 1953 (inception) to June 30, 2010	5

	Notes to consolidated financial statements	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 5	Other Information	17

ITEM 6	Exhibits	18

	Signatures	19

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,913	$9,207
Total current assets	1,913	9,207

Certificates of deposit - Restricted	86,750	85,255
Petroleum leases	2,303,824	2,257,741
Equipment, net	2,635	3,895
Total assets	$2,395,122	$2,356,098

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$114,940	$242,693
Notes payable	25,000	73,198
Amounts due to related parties	883,650	1,098,949
Total current liabilities	1,023,590	1,414,840

Shareholders' equity
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 62,661,604 and 47,936,604 shares, respectively	7,519,392	5,752,392
Discount on common stock	(1,282,625)	(103,475)
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	-	10,000
	38,376,078	37,798,228
Deficit accumulated during the development stage	(37,004,546)	(36,856,970)
Total shareholders’ equity	1,371,532	941,258
Total liabilities and shareholders’ equity	$2,395,122	$2,356,098

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

(A Bermuda Corporation)
A Development Stage Company

(Unaudited)
					For the
					period from
					Jan. 31, 1953
					(inception)
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2010	2009	2010	2009	2010

Interest and other income	$830	$319	$1,494	$347	$3,985,955
Gain on settlement	-	-	-	-	8,124,016
	830	319	1,494	347	12,109,971
Expenses:
Legal fees and costs	2,646	37,095	2,646	75,668	17,657,203
Administrative expenses	26,269	82,664	78,847	152,519	11,138,214
Salaries	31,250	31,250	64,359	62,500	4,460,790
Shareholder communications	1,889	13,380	3,218	14,706	4,152,834
Goodwill impairment	-	-	-	-	801,823
Write off of unproved properties	-	-	-	-	6,690,752
Exploration costs	-	-	-	-	188,218
Lawsuit judgments	-	-	-	-	1,941,916
Minority interests	-	-	-	-	(632,974)
Other	-	-	-	-	364,865
Contractual services	-	96,409	-	96,409	2,350,876
	62,054	260,798	149,070	401,802	49,114,517

Income tax benefit	-	-	-	-	-

Net loss	$(61,224)	$(260,479)	$(147,576)	$(401,455)

Deficit accumulated during the development stage					$(37,004,546)

Weighted average number of Shares outstanding (basic & diluted)	62,444,397	46,261,604	61,190,771	46,261,604

Net loss per share (basic & diluted)	$(.00)	$(.01)	$(.00)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

(A Bermuda Corporation)
A Development Stage Company
 (Unaudited)

			For the period from Jan. 31, 1953
	Six months ended		(inception)
	June 30,		To
	2010	2009	June 30, 2010
Operating activities:
Net loss	$(147,576)	$(401,455)	$(37,004,546)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement	-	-	(8,124,016)
Goodwill impairment	-	-	801,823
Minority interest	-	-	(602,949)
Depreciation	1,260	1,260	10,338
Write off of unproved properties	-	96,409	6,690,752
Common stock issued for services	-	-	119,500
Compensation recognized for stock option grant	-	-	75,000
Recoveries from previously written off properties	-	-	252,173
Net change in:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(125,202)	296,076	1,159,175
Net cash used in operating activities	(271,518)	(7,710)	(36,622,750)

Investing activities:
Additions to oil, gas, and mineral properties
net of assets acquired for common stock and reimbursements	(46,083)	(38,632)	(6,499,335)
Well drilling costs	-	-	(1,071,011)
Sale of unproved nonoperating interests	-	-	512,595
Net proceeds from settlement	-	-	8,124,016
Proceeds from relinquishment of surface rights	-	-	246,733
Purchase of certificate of deposit	(1,495)	(347)	(141,405)
Redemption of certification of deposit	-	-	54,655
Purchase of minority interest in CPC	-	-	(801,823)
Purchase of fixed assets	-	-	(74,623)
Net cash provided by (used in) investing activities	(47,578)	(38,979)	349,802

Financing activities:
Notes payable proceeds	-	48,198	184,988
Repayment of loans	(48,198)	-	(159,988)
Sale of common stock net of expenses	360,000	-	30,818,112
Shares issued upon exercise of options	-	-	891,749
Sale of shares by subsidiary	-	-	820,000
Sale of subsidiary shares	-	-	3,720,000
Net cash provided by financing activities	311,802	48,198	36,274,861
Net increase (decrease) in cash and cash equivalents	(7,294)	1,509	1,913
Cash and cash equivalents at beginning of period	9,207	752	-
Cash and cash equivalents at end of period	$1,913	$2,261	$1,913

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

ITEM 1        Financial Statements

Note 1.            Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2.            Going Concern

As of June 30, 2010, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage.  The Company's current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own.  The Company is in discussions with a director regarding further funding for the Company to continue operations and exploration of its leases.  The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own.  In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases.  There is no assurance that the Company will be able to obtain any funding, that the director will exercise the options under the current agreement, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

These situations raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3.            Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.  The Company’s basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

ITEM 1        Financial Statements (Continued)

Note 4.            Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In May 2008, we entered an agreement with Cobra.  Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases.  The agreement allowed the Company to pay its Lease rentals that were due on June 1, 2008, and brought in a new party to explore on the Leases. Cobra had until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement.  No drilling was performed under this agreement and it expired by its terms.

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 32,313 net acres, which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006.  Certain leases covering 3,560 net acres expired during the second quarter of 2010. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

June 30, 2010

ITEM 1        Financial Statements (Continued)

Note 4.            Unproved Oil, Gas and Mineral Properties  (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one-time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 8,748 gross and 8,510 net acres in North Dakota. The Company is obligated to drill a test well on the original leases totaling 7,031.08 acres before November 1, 2010, and has the option to drill the remaining Lodgepole Reef prospects on these leases. The Company had intended to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,750,000, however, it is unlikely that the Company will be able to identify and contract with a team prospect prior to the expiration date. If sufficient funding can be secured as a result of current discussions with one of the Company’s directors, the Company intends to drill one Lodgepole reef prospect on its own.  The leases making up the remaining acreage were leased by the Company and have no obligation associated with them. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

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

Note 5.            Income Taxes

For the three and six month periods ending June 30, 2010 and 2009, the Company reported a loss for both financial statement reporting and income tax purposes.  The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards.  The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2009.

Note 6.            Related Party Transactions

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting.  The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company.  The Company expensed $60,000 in legal fees for the six months ended June 30, 2009, including $24,000 in legal fees for the three months ended June 30, 2009.  There were no legal fees to Angerer & Angerer for 2010.  The Company owes $150,000 in accrued legal fees to Angerer & Angerer as of June 30, 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

ITEM 1        Financial Statements (Continued)

Note 6.            Related Party Transactions  (Continued)

Since June 2009, the Company retained Robert J. Angerer, Sr. as legal counsel.  Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and resigned as counsel on January 14, 2010.  As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting.  Mr. Angerer, Sr. is also a shareholder and a director of the Company.  The Company expensed $11,600 in legal fees to Mr. Angerer, Sr. for the three and six month periods ended June 30, 2009.  There were no legal fees to Mr. Angerer, Sr. for 2010.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website.  There was no compensation to Mr.  Angerer, Jr. for the three and six month periods ended June 30, 2010 and 2009.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel.  Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.  The Company expensed $7,795 and $6,258 in legal fees and costs for the six months ended June 30, 2010 and 2009, respectively, including $5,300 and $2,360 in legal fees for the three months ended June 30, 2010 and 2009, respectively.

Note 7.            Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 8.            Notes Payable

During the first six months of 2009, the Company borrowed $48,198 from two individuals, which was used to make annual rental payments on specific leases.  The loans are non interest bearing and have no set repayment terms.  The individuals were granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana.  These loans were repaid in January 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

ITEM 1        Financial Statements (Continued)

Note 8.            Notes Payable (Continued)

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund the Drilling Plan.  The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses.  The loan is non interest bearing and has no set repayment terms.  No investor agreements have been consummated by the consultant at June 30, 2010, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

Note 9.            Stock Transactions

On January 14, 2010, the Company and Coastal Petroleum entered into a letter agreement with Robert J. Angerer, Sr. for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal Petroleum’s future obligations.  Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect.  In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company.  Mr. Angerer may exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals.  In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum.  There is also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000. Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but will remain as a Director and the Chairman of the Board of Directors for both the Company and Coastal Petroleum.

On April 29, 2010, Mr. Angerer paid $50,000 and elected to extend the option to fund the Company’s operations. However, Mr. Angerer did not exercise his option within the required time and subsequent to June 30, 2010, the agreement expired by its terms.

On May 28, 2010, the Company entered agreements with two individuals who paid $10,000 each in return for each individual receiving 162,500 shares of the Company’s common stock and a ¼% overriding royalty in Coastal Petroleum’s Starbuck East Montana shallow gas leases.    An entity that brought the investors to the Company also received a similar overriding royalty and 67,000 shares of the Company’s common stock.  The Company used this money to pay the lease rentals that were due on June 1, 2010.

Note 10.          Subsequent Events

Subsequent to the end of the second quarter of 2010, the time for Mr. Angerer to exercise his option, under the agreement discussed above, passed without the option being exercised.  Mr. Angerer and the Company continue to discuss funding of the Company.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

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

In Montana, we have obtained the rights to explore for oil and gas in one area which will be our primary area of focus.  This primary area is a large assembly of leases covering approximately 32,313 net acres in Valley County, located in northeastern Montana close to known production from a Lodgepole reef.  While the Company originally held a greater amount of acreage, some of those leases have expired.  Certain leases covering 3,560 net acres expired during the second quarter of 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

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

During 2009 and so far in 2010, we have been primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases.  Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain.  While we contacted, met with and negotiated with various individuals and groups during the year, none were able to provide the capital necessary.  While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised.  The combination of the broken deal and the state of the economy left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.  We sold a total of 1,191,333 shares of common stock and raised $67,500, while continuing to search for the capital needed to fund our Drilling Plan.

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

June 30, 2010

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mr. Angerer may exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals.  In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum.  There is also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000, which was exercised April 29, 2010. The time period for exercising the option has since passed and the agreement is no longer in place, however, Mr. Angerer and the Company continue to discuss funding of the Company.

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

Liquidity and Capital Resources

Liquidity

The Company had no available cash, excluding certificate of deposits pledged for drilling permits, at June 30, 2010, and December 31, 2009.  Our current liabilities exceed our current assets by approximately $1,022,000 at June 30, 2010.  We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued approximately $884,000 in expenses to them as of June 30, 2010.  We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.  In January 2010, we received $290,000 in cash from Mr. Angerer and forgiveness of $171,500 of amounts owed to him or credits for amounts remaining to be paid to acquire leases, in exchange for the issuance of common stock and an option to further fund the Company.  In April 2010, we received $50,000 from the exercise of this contract extension from Mr. Angerer.  In June 2010, we received $20,000 from the sale of common stock which was applied to lease payments of approximately $27,398 that were due and were paid in June 2010.  Our next lease rental payments are due on October 1, 2010, in the amount of $20,550.

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

June 30, 2010

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            As of June 30, 2010, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage.  Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties.  These situations raise substantial doubt about our ability to continue as a going concern.

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

If our funding efforts are successful, we plan to drill or participate in as many as sixteen exploratory wells under our Drilling Plan.  However, the number of wells that we drill in 2010 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the Drilling Program, the availability of drilling rigs that we can hire and whether we drill alone or with other participants.  In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly.  We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

We expect to continue to participate with others or to obtain sufficient funding to allow us to drill additional wells both in Montana and North Dakota on our own.

Results of Operations

Six months ended June 30, 2010 vs. June 30, 2009

We did not conduct drilling activities in 2010 or 2009.  Our efforts have been focused on soliciting funding or potential partners for our Drilling Program.  We reduced our legal fees by $36,000 per quarter beginning June 1, 2009, and our director’s fee expense by $12,500 per quarter effective April 1, 2009.  Therefore, our expenses are primarily administrative and our 2010 expenses remained consistent with 2009 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART I - FINANCIAL INFORMATION

June 30, 2010

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended June 30, 2010 vs. June 30, 2009

We did not conduct drilling activities in the second quarter of 2010 or 2009.  Our efforts have been focused on soliciting funding or potential partners for our Drilling Program.  We reduced our legal fees by $36,000 per quarter beginning June 1, 2009, and our director’s fee expense by $12,500 per quarter effective April 1, 2009.  Therefore, our expenses are primarily administrative and our 2010 expenses remained consistent with 2009 amounts.

ITEM 3        Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2010.

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

June 30, 2010

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

June 30, 2010

ITEM 1        Legal Proceedings

During the third quarter of 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum: to foreclose an oil and gas lien on the single part of one lease involved which is held in Coastal Petroleum’s name; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal Petroleum has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal Petroleum. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled.

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

The Company believes that it would not be classified as a PFIC for the year 2009, because it derived the majority of its gross income in 2009 from the sale of interests in parts of its leases to other companies through farm-out agreements, and received a relatively small amount of interest the Company.  However, the Company may have been considered a PFIC in previous years, which could result in negative tax consequences to a shareholder.  The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year.  Also, how the Company was classified last year does not affect how it will be classified this year.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
FORM 10-Q
PART II - OTHER INFORMATION

June 30, 2010

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
June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 13, 2010	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer