Form 10-Q
period 2010-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2010-11-12
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(850) 878-2411

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

The number of shares outstanding of the issuer’s single class of common stock as of November 11, 2010 was 70,661,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2010

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2010 and December 31, 2009	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and for the period from January 31, 1953 (inception) to September 30, 2010	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009 and for the period from January 31, 1953 (inception) to September 30, 2010	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4	Controls and Procedures	16

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	18

ITEM 5	Other Information	18

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$359,147	$9,207

Total current assets	359,147	9,207

Certificates of deposit - Restricted	86,017	85,255
Petroleum leases	2,324,374	2,257,741
Equipment, net	2,005	3,895

Total assets	$2,771,543	$2,356,098

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$115,908	$242,693
Notes payable	25,000	73,198
Amounts due to related parties	928,228	1,098,949

Total current liabilities	1,069,136	1,414,840

Shareholders’ equity
Common stock, par value $.12 per share: Authorized – 250,000,000 shares Outstanding – 70,661,604 and 47,936,604 shares, respectively	8,479,392	5,752,392
Discount on common stock	(1,842,625)	(103,475)
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	—	10,000

	38,776,078	37,798,228
Deficit accumulated during the development stage	(37,073,671)	(36,856,970)

Total shareholders’ equity	1,702,407	941,258

Total liabilities and shareholders’ equity	$2,771,543	$2,356,098

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30,
	2010	2009	2010	2009	2010

Interest and other income	$—	$417	$1,494	$764	$3,985,955
Gain on settlement	—	—	—	—	8,124,016

	—	417	1,494	764	12,109,971

Expenses:
Legal fees and costs	2,857	5,870	5,503	81,538	17,660,060
Administrative expenses	34,197	47,002	113,044	199,521	11,172,411
Salaries	31,250	31,250	95,609	93,750	4,492,040
Shareholder communications	821	2,175	4,039	16,881	4,153,655
Goodwill impairment	—	—	—	—	801,823
Write off of unproved properties	—	—	—	—	6,690,752
Exploration costs	—	—	—	—	188,218
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	45,000	—	45,000	364,865
Contractual services	—	18,019	—	114,228	2,350,876

	69,125	149,316	218,195	551,118	49,183,642

Income tax benefit	—	—	—	—	—

Net loss	$(69,125)	$(148,899)	$(216,701)	$(550,354)

Deficit accumulated during the development stage					$(37,073,671)

Weighted average number of Shares outstanding (basic & diluted)	65,861,604	46,436,326	62,747,715	46,285,688

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.01)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

	Nine months ended September 30,		For the period from Jan. 31, 1953 (inception) to September 30, 2010
	2010	2009

Operating activities:
Net loss	$(216,701)	$(550,354)	$(37,073,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	1,890	1,890	10,968
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	(79,656)	442,076	1,204,721

Net cash used in operating activities	(294,467)	(106,388)	(36,645,699)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(66,633)	(38,632)	(6,519,885)
Well drilling costs	—	—	(1,071,011)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(762)	(764)	(140,672)
Redemption of certificate of deposit	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash provided by (used in) investing activities	(67,395)	(39,396)	329,985

Financing activities:
Notes payable proceeds	—	73,198	184,988
Repayments of loans	(48,198)	—	(159,988)
Sale of common stock net of expenses	760,000	30,000	31,218,112
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	711,802	148,198	36,674,861

Net increase in cash and cash equivalents	349,940	2,414	359,147
Cash and cash equivalents at beginning of period	9,207	752	—

Cash and cash equivalents at end of period	$359,147	$3,166	$359,147

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

ITEM 1	Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2. Going Concern

As of September 30, 2010, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own. During the third Quarter the Company sold shares to a director in order to raise funds for the Company to continue operations and exploration of its leases. The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own. In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying an interest in those leases. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

September 30, 2010

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

September 30, 2010

ITEM 1	Financial Statements (Continued)

Note 4. Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one-time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. Since that time, some of the leases have expired and the Company currently holds leases on approximately 1,280 net acres in North Dakota. The Company was obligated to drill a test well on the original leases totaling 7,031.08 acres before November 1, 2010, and was not able to do so. Pursuant to an agreement with the entity controlled by one of the Company’s Directors, the Company will now retain only the leases that covered Lodgepole Reef prospects, but will hold them without a deadline to drill. There were three such prospects on the leases and the Company now holds 1,280 acres of leases in Slope County. The Company intends to team with other entities to share the cost of the initial 9,700 foot test well, the total estimated drilling cost of which is estimated to be $1,750,000. The Company is actively seeking funding sufficient to allow it to explore its leases on its own.

In an effort to explore the North Dakota leases, in December of 2008, the Company entered a new farm-out agreement with Western Standard. Under the agreement, the Company assigned leases over four of its high-graded Lodgepole Reef prospects to Western Standard in return for $80,000, which was recorded as a reduction in capitalized petroleum lease costs. The Company has also retained a back-in working interest of 20% in the leases after payout. Oil For America has agreed to waive the drilling obligation on these four prospects. The Company still retains additional Lodgepole reef prospects on its North Dakota leases that are not covered by this farm-out agreement. In the third Quarter the Company used $20,000 of the funds from the sale of shares to a director to repurchase leases previously sold to Western Standard, increasing the number of the Company’s Lodgepole Reef prospects in North Dakota by four.

Note 5. Income Taxes

For the three and nine month periods ending September 30, 2010 and 2009, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2009.

Note 6. Related Party Transactions

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer one of the principals of which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

ITEM 1	Financial Statements (Continued)

Note 6. Related Party Transactions (Continued)

before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders and a director of the Company. The Company expensed $60,000 in legal fees for the six months ended September 30, 2009. There were no legal fees paid to Angerer & Angerer for the three months ended September 30, 2009 or for 2010. The Company owes $150,000 in accrued legal fees to Angerer & Angerer as of September 30, 2010.

Beginning in June 2009, the Company was no longer represented by Angerer & Angerer and retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer has been litigation counsel to the Company for more than twenty-five years and resigned as counsel on January 14, 2010. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. There were no legal fees paid to Mr. Angerer, Sr. for 2010. The Company expensed $11,600 and $11,600 in legal fees to Mr. Angerer, Sr. for the three and nine month periods ended September 30, 2009, respectively.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. There was no compensation paid to Mr. Angerer, Jr. for the three and nine month periods ended September 30, 2010 and 2009.

The Company has retained the law firm of Igler & Dougherty, P.A. as securities counsel. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. The Company expensed $10,974 and $12,528 in legal fees and costs for the nine months ended September 30, 2010 and 2009, respectively, including $3,179 and $6,270 in legal fees for the three months ended September 30, 2010 and 2009, respectively.

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

September 30, 2010

ITEM 1	Financial Statements (Continued)

Note 8. Notes Payable (Continued)

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund the Drilling Plan. The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses. The loan is non interest bearing and has no set repayment terms. No investor agreements have been consummated by the consultant at September 30, 2010, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

Note 9. Stock Transactions

On January 14, 2010, the Company and Coastal Petroleum entered into a letter agreement with Robert J. Angerer, Sr. for the funding of immediate cash needs and granted Mr. Angerer an option to fund the Company’s and Coastal Petroleum’s future obligations. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and was provided an option to further fund the Company. Under the agreement, Mr. Angerer could exercise up to four options by paying $3 million for each option beginning three months after the date of the agreement and thereafter in three month intervals. In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a 20% interest in Coastal Petroleum. There was also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000. Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but will remain as a Director and the Chairman of the Board of Directors for both the Company and Coastal Petroleum.

On April 29, 2010, Mr. Angerer paid $50,000 and elected to extend the option to fund the Company’s operations. However, Mr. Angerer did not exercise his option within the required time and in July 2010, the agreement expired by its terms.

On May 28, 2010, the Company entered agreements with two individuals who paid $10,000 each in return for each individual receiving 162,500 shares of the Company’s common stock and a  1/4% overriding royalty in Coastal Petroleum’s Starbuck East Montana shallow gas leases. An entity that brought the investors to the Company also received a similar overriding royalty and 67,000 shares of the Company’s common stock. The Company used this money to pay the lease rentals that were due on September 1, 2010.

On August 26, 2010, the Company entered into a letter agreement with Robert J. Angerer, Sr. a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 8,000,000 restricted shares of the Company’s common stock for $400,000, to be used for exploration, prospect acquisition and operating costs. Approximately $250,000 of the

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

ITEM 1	Financial Statements (Continued)

proceeds from the sale of the stock is to be used to drill a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and another $40,000 will be used to acquire additional Lodgepole prospects in North Dakota.

Note 10. Subsequent Events

During the fourth quarter, the Company has drilled a shallow gas exploratory well on its Starbuck East prospect in Montana and the well has been logged and cased. The results and information gathered from the well are being evaluated and the well is expected to be fully evaluated during the fourth quarter in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

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

Critical Accounting Policies

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration and development activities whether successful or unsuccessful are capitalized. As our properties are unproven, these costs are temporarily exempt from amortization. Once the Company has proved reserves the capitalized costs will be amortized using the unit-of-production basis.

The Company assesses whether its unproved properties are impaired at least on a quarterly basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Our capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves based on current economic and operating conditions, plus the cost of properties not being amortized. As of September 30, 2010, no impairment was identified.

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

September 30, 2010

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

We continue to seek funding for our Drilling Program. The Drilling Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and twelve step-out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.

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

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granted Mr. Angerer an option to fund the Company’s and Coastal’s future obligations. The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and was provided an option to further fund the Company under specific terms.

The agreement with Mr. Angerer provided up to four options for $3 million each, beginning three months after the date of the agreement and thereafter in three month intervals. In return for the funding, Mr. Angerer would earn up to a total of 36% of the Company’s operations in North Dakota and Montana in increments per exercised option and a

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

20% interest in Coastal Petroleum. There was also one extension available to extend the time to exercise the first option for three months in exchange for the payment of $50,000, which was exercised April 29, 2010. The time period for exercising the option has since passed and the agreement is no longer in place, however, Mr. Angerer and the Company continued to discuss funding of the Company.

On August 26, 2010, after the January agreement expired, the Company entered into a separate letter agreement with Mr. Angerer for the sale of 8,000,000 restricted shares of the Company’s common stock for $400,000, to be used for exploration, prospect acquisition and operating costs. Approximately $250,000 of the proceeds from the sale of the stock is to be used to drill a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and another $40,000 is to be used to acquire additional Lodgepole prospects in North Dakota.

We have acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000. We have also begun drilling an exploratory shallow gas well on our Starbuck East prospect. We continue to search for capital in order to secure capital to fund our Drilling Program.

Liquidity and Capital Resources

Liquidity

The Company has $359,000 of available cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2010. The Company had $9,000 of available cash at December 31, 2009. Our current liabilities exceed our current assets by approximately $710,000 at September 30, 2010. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued approximately $928,000 in expenses to them as of September 30, 2010. We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses. In January 2010, we received $290,000 in cash from Mr. Angerer and forgiveness of $171,500 of amounts owed to him or credits for amounts remaining to be paid to acquire leases, in exchange for the issuance of common stock and an option to further fund the Company. In April 2010, we received $50,000 from the exercise of this contract extension from Mr. Angerer. In June 2010, we received $20,000 from the sale of common stock which was applied to lease payments of approximately $27,398 that were due and were paid in June 2010. In August 2010, we received $400,000 from Mr. Angerer in exchange for the issuance of 8,000,000 shares of common stock. Our next lease rental payments are due on June 1, 2011, in the amount of $27,300.

We are actively engaged in pursuing funding for our Drilling Program. The Program is an aggressive $9,500,000 exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in three areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; the drilling of three Lodgepole Formation prospects we have on our North Dakota Leases; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells. Meanwhile, with the funds raised in the recent sale of stock, we have begun drilling an exploratory well on our Starbuck East shallow gas prospect.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

As of September 30, 2010, we had no revenues, had recurring losses prior to 2005 and since 2005, and had an accumulated deficit during the development stage. Our current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. These situations raise substantial doubt about our ability to continue as a going concern.

Capital Resources

In North Dakota, we control the working interest on approximately 1,280 net acres in Slope, Billings, and Stark Counties, on which a number of drillable prospects have been mapped to date. The depth of wells in North Dakota is greater than in Montana (approximately 9,500 feet versus approximately 5,000 feet), and thus the cost of drilling is higher. A typical North Dakota wildcat well costs about $1.75 million to drill. We had originally intended to bring in others to share the risk and investment in wells it drills in North Dakota until the Company is in a stronger financial position, but are now actively seeking funding to allow us to begin such exploration on our own.

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

Results of Operations

Nine months ended September 30, 2010 vs. September 30, 2009

We did not conduct drilling activities during the first nine months of 2010 or 2009. Our efforts have been focused on soliciting funding or potential partners for our Drilling Program. We reduced our legal fees by $36,000 per quarter beginning September 1, 2009, and our director’s fee expense by $12,500 per quarter effective April 1, 2009. Therefore, our expenses are primarily administrative and our 2010 expenses remained consistent with 2009 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

Three months ended September 30, 2010 vs. September 30, 2009

We did not conduct drilling activities in the third quarter of 2010 or 2009. Our efforts have been focused on soliciting funding or potential partners for our Drilling Program. We reduced our legal fees by $36,000 per quarter beginning June 1, 2009, and our director’s fee expense by $12,500 per quarter effective April 1, 2009. Therefore, our expenses are primarily administrative and our 2010 expenses remained consistent with 2009 amounts.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2010.

ITEM 4	Controls and Procedures

a.	Management’s evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, management believes that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported, and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

c.	Limitations on the Effectiveness of Controls. Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2010

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

September 30, 2010

ITEM 1	Legal Proceedings

During the third quarter of 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum: to foreclose an oil and gas lien on the single part of one lease involved which is held in Coastal Petroleum’s name; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal Petroleum has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal Petroleum. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled, which lease was transferred to F-Cross on September 27, 2007.

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

September 30, 2010

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

September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: November 11 2010	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer