Form 10-K/A
period 2009-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2010-11-23
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

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

(850) 878-2411

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

None

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment”) amends our annual report for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on April 12, 2010 (the “Original Report”). We are filing this Amendment to address comments received from the SEC’s staff subsequent to filing our Original Report. In response to comments from the SEC, we have amended the Original Report to revise a few paragraphs of text within the notes to the Financial Statements, however the SEC requires the entire Item in which a revision is made to be refiled. There have been no revisions to any of the Financial Statements themselves but they are being refiled as part of Item 8. Under Item 8, Note 1 – Summary of Significant Accounting Policies has been revised regarding the Company’s full cost ceiling tests and Note 2 – Unproved Oil and Gas Properties has been revised to correct the number of acres held under lease in Montana to reflect the number of acres that were set out elsewhere in the Original Report. In addition, a revision was made to Item 9A regarding our Controls and Procedures to reflect the conclusion regarding the internal control over financial reporting. Finally, Exhibit 31.1 was revised to include language regarding internal control over financial reporting.

No other information in the Original Report, other than the filing of the revised disclosures, is amended hereby. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

		Page

	PART II

Item 8.	Financial Statements and Supplementary Data	4
Item 9A.	Controls and Procedures	18

	PART IV

Item 15.	Exhibits, Financial Statement Schedules

All monetary figures set forth are expressed in United States currency.

PART II

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastal Caribbean Oils & Minerals, Ltd.

Apalachicola, Florida

We have audited the consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Baumann, Raymondo & Company PA

Tampa, Florida

April 8, 2010

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$9,207	$752

Total current assets	9,207	752

Certificates of deposit	85,255	84,765
Petroleum leases	2,257,741	2,200,475
Equipment, net	3,895	6,415

Total assets	$2,356,098	$2,292,407

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$242,693	$58,885
Notes payable	73,198	—
Amounts due to related parties	1,098,949	758,021

Total current liabilities	1,414,840	816,906

Shareholders’ equity:
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 47,936,604 and 46,261,604 shares, respectively	5,752,392	5,551,392
Discount on common stock	(103,475)	—
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	10,000	—

	37,798,228	37,690,703

Deficit accumulated during the development stage	(36,856,970)	(36,215,202)

Total shareholders’ equity	941,258	1,475,501

Total liabilities and shareholders’ equity	$2,356,098	$2,292,407

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2009	2008	Dec. 31, 2009

Gain on settlement	$—	$—	$8,124,016
Interest and other income	490	4,057	3,984,461

	490	4,057	12,108,477

Expenses:
Legal fees and costs	82,869	152,793	17,654,557
Administrative expenses	214,646	262,500	11,059,367
Salaries	125,000	125,000	4,396,431
Shareholder communications	24,595	9,326	4,149,616
Goodwill impairment	—	—	801,823
Write off of unproved properties	—	—	6,690,752
Exploration costs	—	—	188,218
Lawsuit judgments	—	—	1,941,916
Minority interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	195,148	—	2,350,876

	642,258	549,619	48,965,447

Net loss before income Taxes	(641,768)	(545,562)	(36,856,970)

Income tax benefit	—	—	—

Net loss	$(641,768)	$(545,562)

Deficit accumulated during the development stage			$(36,856,970)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.01)

Weighted average number of shares outstanding (basic and diluted)	46,737,289	46,249,960

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2009	2008	Dec. 31, 2009

Operating activities:
Net loss	$(641,768)	$(545,562)	$(36,856,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	2,520	2,520	9,078
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	30,025	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	—	30,041	—
Accounts payable and accrued liabilities	524,736	457,572	1,284,377
Income taxes payable	—	—	—

Net cash used in operating activities	(84,487)	(55,429)	(36,351,232)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(57,266)	(250,163)	(6,453,252)
Well drilling costs	—	—	(1,071,011)
Sale of unproved nonoperating interests	—	217,981	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificates of deposit	(490)	(4,056)	(139,910)
Redemption of certificate of deposit	—	54,655	54,655
Purchase of Minority interest in subsidiary	—	—	(801,823)
Purchase of equipment	—	—	(74,623)

Net cash provided by (used in) investing activities	(57,756)	18,417	397,380

Financing activities:
Notes payable proceeds	73,198	—	184,988
Repayment of loans	—	—	(111,790)
Sale of common stock, net of expenses	67,500	—	30,448,112
Stock subscription received	10,000	—	10,000
Shares issued upon exercise of options	—	7,500	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	150,698	7,500	35,963,059

Net (decrease) increase in cash and cash equivalents	8,455	(29,512)	9,207
Cash and cash equivalents at beginning of period	752	30,264	—

Cash and cash equivalents at end of period	$9,207	$752	$9,207

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK

AND CAPITAL IN EXCESS OF PAR VALUE

(Expressed in U.S. dollars)

For the period from January 31, 1953 (inception) to December 31, 2009

	Number of Shares	Common Stock	Discount on Common Stock	Capital in Excess of Par Value
Shares issued for net assets and unrecovered costs at inception	5,790,210	$579,021	$—	$1,542,868
Sales of common stock	26,829,486	3,224,014	—	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	—	799,760
Market value ($2.375 per share) of shares issued in 1953 to acquire an investment	54,538	5,454	—	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th overriding royalty (sold in prior year) in nonproducing leases of Coastal Petroleum	84,210	8,421	—	—
Market value of shares issued for services rendered during the period 1954-1966	95,188	9,673	—	109,827
Net transfers to restate the par value of common stock Outstanding in 1962 and 1970 to $0.12 per share	—	117,314	—	(117,314)
Increase in Company’s investment (equity) due to capital transactions of Coastal Petroleum in 1976	—	—	—	117,025

Balance at December 31, 1990	33,363,632	4,003,636	—	19,395,084
Sale of subsidiary shares	—	—	—	300,000

Balance at December 31, 1991	33,363,632	4,003,636	—	19,695,084
Sale of subsidiary shares	—	—	—	390,000

Balance at December 31, 1992	33,363,632	4,003,636	—	20,085,084
Sale of subsidiary shares	—	—	—	1,080,000

Balance at December 31, 1993	33,363,632	4,003,636	—	21,165,084
Sale of subsidiary shares	—	—	—	630,000

Balance at December 31, 1994	33,363,632	4,003,636	—	21,795,084
Sale of subsidiary shares	—	—	—	600,000

Balance at December 31, 1995	33,363,632	4,003,636	—	22,395,084
Sale of common stock	6,672,726	800,727	—	5,555,599
Sale of subsidiary shares	—	—	—	480,000
Exercise of stock options	10,000	1,200	—	12,300

Balance at December 31, 1996	40,046,358	4,805,563	—	28,442,983
Sale of subsidiary shares	—	—	—	240,000
Exercise of stock options	10,000	1,200	—	10,050

Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	—	28,693,033
Sale of common stock	3,411,971	409,436	—	2,729,329
Compensation recognized for stock option grant	—	—	—	75,000

Balance at December 31, 2000 and 2001	43,468,329	5,216,199	—	31,497,362
Sale of common stock	2,743,275	329,193	—	570,449

Balance as of December 31, 2002	46,211,604	5,545,392	—	32,067,811
Sale of subsidiary shares	—	—	—	70,000

Balance as of December 31, 2003 through 2007	46,211,604	5,545,392		32,137,811
Exercise of stock options	50,000	6,000	—	1,500

Balance as of December 31, 2008	46,261,604	5,551,392	—	32,139,311
Sale of common stock	1,191,333	142,960	(75,460)	—
Shares issued for services	483,667	58,040	(28,015)	—

Balance as of December 31, 2009	47,936,604	$5,752,392	$(103,475)	$32,139,311

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

The Company assesses whether its unproved properties are impaired at least on a quarterly basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Our capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves based on current economic and operating conditions, plus the cost of properties not being amortized. As of December 31, 2009 and 2008, no impairment was identified.

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

1.	Summary of significant accounting policies (Cont’d)

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

2.	Unproved Oil, Gas and Mineral Properties (Cont’d)

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

Montana Leases

The Company’s primary presence in Montana is in Valley County, where it holds leases covering approximately 35,873 net acres which are the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. The leases acquired in those acquisitions are contiguous to each other and are referred to collectively as “the Valley County Leases.”

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

2.	Unproved Oil, Gas and Mineral Properties (Cont’d)

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

The following represents shares issued upon sales of common stock:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	—	—	(52,618)
1976	—	—	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	—	—	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449
2009	1,191,333	142,960	—

	40,848,791	$4,906,330	$25,674,221

The following represents shares issued upon exercise of stock options:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
2008	50,000	6,000	1,500

	580,000	$68,139	$823,610

3.	Common Stock (Cont’d)

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

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2007	500,000	.15 - .20	.19	87,500

Exercised during 2008	(50,000)	(.15)	(.15)	(7,500)

Issued or cancelled during 2008	—	—	—	—

Outstanding and exercisable at December 31, 2008	450,000	.15 - .20	.19	80,000

Issued or cancelled during 2009	—	—	—	—

Outstanding and exercisable at December 31, 2009	450,000	.15 - .20	.17	80,000

Available for grant at December 31, 2009	2,775,000

4.	Stock Option Plans (Cont’d)

Summary of Employee Options Outstanding at December 31, 2009

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)

Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	150,000	December 20, 2015	.15

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

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2007	25,000	.15	.15	3,750

Issued or cancelled during 2008	—	—	—	—

Outstanding and exercisable at December 31, 2008	25,000	.15	.15	3,750

Issued or cancelled during 2009	—	—	—	—

Outstanding and exercisable at December 31, 2009	25,000	.15	.15	3,750

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

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2009	2008
Net operating losses	$3,619,000	$3,500,000
Accruals to related parties	265,000	265,000

Total deferred tax assets	3,884,000	3,765,,000
Valuation allowance	(3,884,000)	(3,765,000)

Net deferred tax assets	$—	$—

Components of the income tax provision for the years ended December 31, are as follows:

	2009	2008
Provision for income taxes
Current provision (benefit) for income taxes	$(73,000)	$(30,000)
Benefit of net operating loss	—	—
Deferred asset valuation allowance (reversal)	73,000	30,000

Net income tax provision (benefit)	$—	$—

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

Item 9A.	Controls and Procedures

a.	Management’s evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, management believes that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported, and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

2. Internal control over financial reporting is a process tailored to the Company’s unique circumstances, designed under the supervision of the Company’s Chief Executive and Chief Financial Officer, and effected by the Company’s Board of Directors, its consultants and other personnel, taking into account the small size of the Company, small number of employees and others involved in the Company’s finances. The process uses a system of checks and balances to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets and the review of those transactions and dispositions by the Company’s compliance officer;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and based upon that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

c.	Changes in internal controls.

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

Dated: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/ Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer, President and Principal Financial Officer		Director

Dated: November 22, 2010		Dated: November 22, 2010

By	/s/ Herbert D. Haughton
Herbert D. Haughton
Director

Dated: November 22, 2010

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware