Form 10-K
period 2010-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2011-03-31
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,314,770 (U.S.) at June 30, 2010.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 70,661,604 shares outstanding as of March 30, 2011.

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

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean, has been engaged, through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. At December 31, 2010, Coastal Caribbean’s principal asset was its 100% interest in its subsidiary Coastal Petroleum. Coastal Petroleum’s principal assets are its nonproducing oil and gas leases in the States of Montana and North Dakota in a fertile oil producing region know as the Williston Basin. Coastal Petroleum is the lessee under leases relating to the exploration for and production of oil and gas on approximately 32,313 net acres of land in Valley County, Montana and approximately 400 net acres of land in Slope County, North Dakota.

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

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company has begun to explore for oil and gas in Montana, although during 2010, the Company’s primary activity was seeking capital to fund its Drilling Program. The Company is continuing its effort to raise capital.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well has been logged and cased and the results and information gathered from the well continue to be evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. To date, we do not have a definitive determination as to whether economic quantities of oil and gas exist within the target zones at this location.

Under a past agreement,, the Federal 1-19 well, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted and had gas shows in two zones. Casing was run into the hole and the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

The Company was unable to determine by this well whether the target formations contain economic quantities of gas because drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

The Company is actively engaged in pursuing funding for our Drilling Program. The Program is an aggressive exploration operation which would allow the Company to explore the potential of each of the areas held under its leases. The Program covers exploration in two areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres the Company acquired; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Drilling Program is currently being reviewed by prospective funding parties. The Company is proceeding with the relativily inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells. We have no assurances at this time that any funding will be available for the Drilling Program. During 2010 and into the beginning of 2011 the Company had discussions and negotiations with multiple parties in its effort to secure funding for the exploration of the Company’s leases. The Company continues discussions with other parties to secure the capital to fund the Drilling Plan.

During the second half of 2010, we acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000 and began the permitting process to allow the leases to be drilled before their expiration. While multiple parties were interested in drilling the prospects on those leases, no agreement was able to be reached before the expiration of those leases.

Environmental Regulation

Coastal Caribbean is committed to responsible management of the environment, health and safety, as these areas relate to the Company’s operations. The Company strives to achieve the long-term goal of sustainable development within the framework of sound environmental, health and safety practices and standards.

All facets of the Company’s operations are affected by a myriad of federal, state, regional and local laws, rules and regulations. The Company is further affected by changes in such laws and by constantly changing administrative regulations. Furthermore, government agencies may impose substantial penalties if the Company fails to comply with such regulations or for any contamination resulting from the Company’s operations.

The costs incurred to ensure compliance with environmental, health and safety laws and other regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to these matters.

When acting as the operator and conducting drilling operations, Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not currently conducting drilling operations and therefore does not currently have such insurance. The Company is not aware of any environmental claims existing as of December 31, 2010 that would have a material impact upon the Company’s financial position, results of operations, or liquidity.

Regulation of Oil and Gas

The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases the Company’s cost of doing business and, consequently, may affect profitability, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The Company’s operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which the Company operates may also regulate one or more of the following: the location of wells; the method of drilling and casing wells; the rates of production or “allowables;” the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; and notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas the Company can produce from its wells or limit the number of wells or the locations at which it can drill.

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

Oil and Gas Properties

Williston Basin

Valley County, Montana

The Company’s assets in Valley County consist of leases covering approximately 32,313 net acres. The Company’s working interest in these properties is 100% and would be reduced to 75% at payout, except as modified by the agreements described below. Most of the leases were acquired during 2005, but some were included in approximately 27,780 gross acres (27,740 net acres) the Company acquired in February of 2006, most of which expired in March 2009. Two wells have been drilled on the leases held by the Company but one has not yet been completed and tested and the other was damaged during drilling and could not be tested, so the Company has no proved reserves on the property as yet. While the Company has entered contracts with parties regarding exploration on the leases in the past, currently there are no such agreements in place.

The first well under one such agreement was drilled during October 2007, and reached a total depth of 1,126 feet, casing was run into the hole after there were gas shows at two horizons during drilling. The Company was unable to determine by this well whether the target formations contain economic quantities of gas. Drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

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

Slope County, North Dakota

The Company owns leases covering approximately 400 net acres in Slope County covering its Red River Prospect. The Company has not yet begun any drilling on the property and has no proved reserves on the property. Other leases formerly held in North Dakota have since expired.

Acreage and Wells

The following chart reflects the approximate acreage held under lease by Coastal Caribbean through its wholly owned subsidiary Coastal Petroleum, at December 31, 2010:

Acreage under lease at December 31, 2010

Lease Location	Gross Acres(1)		Net Acres(2)
	Undeveloped	Developed	Undeveloped	Developed

Montana	32,313.00	0	32,313.00	0

North Dakota	400.00	0	400.00	0

Total:	32,713.00	0	32,713.00	0

(1)	A gross acre is an acre in which a working interest is owned.
(2)	A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

One exploratory gas well was drilled in Montana during 2010, the results of which remain under evaluation. No wells were drilled in 2009.

Drilling Activity

During 2010 one well was drilled in Montana, but for most of the year, the Company was seeking funding for drilling on its leases.

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

(5)	Undeveloped Acreage.

Information required by Item 2 “Properties” is included under Item 1 “Business.”

(6)	Drilling Activity.

Information required by Item 2 “Properties” is included under Item 1 “Business.” See Drilling Activity section under Item 1 Business at page 6.

(7)	Present Activities.

See Drilling Activity section under Item 1 Business at page 6.

Item 3.	Legal Proceedings

During 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum Company: to foreclose an oil and gas lien on the single part of one lease involved which was held in Coastal Petroleum Company’s name and is now held by F. Cross; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The principal market for the Company’s common stock is in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

2009	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.07	0.06	0.05	0.05
Low	0.02	0.04	0.03	0.03

2010	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.09	0.13	0.11	0.10
Low	0.03	0.04	0.03	0.05

Holders.

The approximate number of record holders of the Company’s common stock at March 30, 2011 was 7,831.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $37,162,676 at December 31, 2010 and to fund its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon the estimated gross income of the Company during 2010, the major source of the income being the sale of securities and the relatively small amount of interest the Company received, the Company believes that it may be classified as a PFIC for the year 2010.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean’s undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2010. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

Recent Sales of Unregistered Securities

During 2010 the Company entered into agreements to sell and sold restricted shares of its common stock for cash that allowed the Company to pay lease rentals and other administrative costs necessary to keep the Company viable as a public company. The Company entered two of these agreements with several individuals and entities for a total of $20,000 and issued a total of 325,000 restricted and unregistered shares of common stock of the Company. In addition, as part of two agreements with Robert J. Angerer, Sr., which included a total of $750,000 in cash plus satisfaction of $217,850 due to him, the Company issued to Mr. Angerer 22,400,000 of restricted and unregistered shares of common stock of the Company.

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

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the three years in the period ended December 31, 2010 has been taken from the Company’s consolidated financial statements.

	Years ended December 31,
	2010	2009	2008

Net loss	$(306)	$(642)	$(546)

Net loss per share (basic and diluted)	$(.01)	$(.01)	$(.01)

Cash and cash equivalents and marketable securities	$17	$9	$1

Unproved oil, gas and, mineral properties (full cost method)	$2,775	$2,258	$2,200

Total assets	$2,880	$2,356	$2,292

Shareholders’ (deficit) equity:
Common stock	$8,479	$5,752	$5,551
Discount on Common Stock	(1,842)	(104)	—
Capital in excess of par value	32,139	32,139	32,139
Stock Subscription	—	10	—
Deficit accumulated during the development stage	(37,163)	(36,856)	(36,215)

Total shareholders’ equity	$1,613	$941	$1,475

Common stock shares outstanding (weighted average)	64,761	46,737	46,250

(Intentionally left blank )

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This area of Montana has a number of other producing formations in addition to the Lodgepole, including the Eagle sands. These leases cover our Starbuck East shallow natural gas prospect that includes the Eagle sands. We also hold leases in southwestern North Dakota covering a Red River oil prospect.

During 2009 and 2010, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. We contacted, met with and negotiated with various individuals and groups during the year. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised. The combination of the broken deal and the state of the economy, left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.

We continue to be actively engaged in pursuing funding for our Drilling Program. The Drilling Program is an aggressive exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in two areas: a development Red River Formation prospect in Slope County, North Dakota, on approximately 400 acres we acquired; and twelve step out wells from the Federal 1-19 well on the Starbuck East prospect in Montana. The Company is proceeding with the relatively inexpensive process of permitting wells in its main block of leases in Valley County, Montana, in order to accommodate the drilling of the expected wells.

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations. The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company. Mr. Angerer exercised the one extension granted him to extend the time to exercise the first option for three months in exchange for the payment of $50,000. The remaining options expired unexercised.

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

Using some of the funds from this sale of stock, we drilled a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana for approximately $365,000. We also acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000 which subsequently expired in 2011 before funding could be secured to drill them. We continue to search for capital in order to secure money to fund our Drilling Program.

In 2009, we sold a total of 1,191,333 shares of common stock and raised $67,500.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well has been logged and cased and the results and information gathered from the well continue to be evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. To date, we do not have a definitive determination as to whether economic quantities of oil and gas exist within the target zones at this location.

Under a past agreement,, the Federal 1-19 well, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted and had gas shows in two zones. Casing was run into the hole and the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

The Company was unable to determine by this well whether the target formations contain economic quantities of gas because drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

In North Dakota, we control the working interest on approximately 400 net acres in Slope County, under which lies our Red River prospect. Other leases that we previously held in North Dakota expired during the first quarter of 2011, because we were not able to raise the capital needed to fund drilling exploratory wells to test the Lodgepole Reef prospects on the leases.

If our funding efforts are successful, we plan to drill or participate in as many as sixteen exploratory wells under our Drilling Plan. However, the number of wells that we drill in 2011 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the Drilling Program, the availability of drilling rigs that we can hire and whether we drill alone or with other participants. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

Liquidity and Capital Resources

As more fully described in Note 1 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position, and its active efforts to obtain funding will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At December 31, 2010, we have approximately $17,000 in cash compared to approximately $10,000 at December 31, 2009. Our current liabilities exceed our current assets by approximately $1,249,000 at December 31, 2010. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through December 31, 2010, and have accrued $1,266,000 in expenses as of December 31, 2010. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

During 2010, the Company sold 22,725,000 shares of common stock for $770,000 in cash and settlement of $217,850 in liabilities. We drilled a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and hired a consultant to obtain additional drilling permits for approximately $492,000. We acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000.

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

During 2010, we drilled a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana at a cost of $370,000.

During 2009, we did not conduct drilling activities as most of our efforts were focused on raising additional capital to initiate our drilling program. Substantially all of the drilling activity on our leases during 2007 and 2008 was funded through farm-out agreements with other entities.

2010 vs. 2009

During 2010, we drilled a test well on a shallow gas prospect. Our net loss for 2010 was $(305,000) compared to a net loss of $(642,000) for 2009. We reduced our legal expense $55,000 from 2010 to 2009 by discontinuing our legal services in June 2009, which included a $12,000 per month retainer. In 2010, we further reduced our director fees and other administrative expenses by $84,000 compared to 2009. In 2009, we expensed approximately $195,000 of drilling cost overages from our 2008 farm-out agreements.

During 2009, we did not conduct any drilling operations.

For 2010 and 2009, we focused on seeking other entities to drill wells on our leases. Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to maintain our leases in North Dakota and Montana.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastal Caribbean Oils & Minerals, Ltd.

Apalachicola, Florida

We have audited the consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and common stock and capital in excess of par value, for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Caribbean Oils & Minerals, Ltd. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, and for the period from January 31, 1953 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to examine management’s assertion about the effectiveness of Coastal Caribbean Oils & Minerals, Ltd’s internal control over financial reporting as of December 31, 2010 included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

Baumann, Raymondo & Company PA

Tampa, Florida

March 30, 2011

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,043	$9,207

Total current assets	17,043	9,207

Certificates of deposit - Restricted	86,024	85,255
Petroleum leases	2,775,066	2,257,741
Equipment, net	1,374	3,895

Total assets	$2,879,507	$2,356,098

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$273,813	$242,693
Notes payable	25,000	73,198
Amounts due to related parties	967,292	1,098,949

Total current liabilities	1,266,105	1,414,840

Shareholders’ equity:
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 70,661,604 and 47,936,604 shares, respectively	8,479,392	5,752,392
Discount on common stock	(1,842,625)	(103,475)
Capital in excess of par value	32,139,311	32,139,311
Stock subscription	—	10,000

	38,776,078	37,798,228

Deficit accumulated during the development stage	(37,162,676)	(36,856,970)

Total shareholders’ equity	1,613,402	941,258

Total liabilities and shareholders’ equity	$2,879,507	$2,356,098

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to Dec. 31, 2010
	2010	2009

Gain on settlement	$—	$—	$8,124,016
Interest and other income	768	490	3,985,229

	768	490	12,109,245

Expenses:
Legal fees and costs	28,196	82,869	17,682,753
Administrative expenses	130,323	214,646	11,189,690
Salaries	125,000	125,000	4,521,431
Shareholder communications	22,955	24,595	4,172,571
Goodwill impairment	—	—	801,823
Write off of unproved properties	—	—	6,690,752
Exploration costs	—	—	188,218
Lawsuit judgments	—	—	1,941,916
Minority interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	—	195,148	2,350,876

	306,474	642,258	49,271,921

Net loss before income	(305,706)	(641,768)	(37,162,676)
Taxes

Income tax benefit	—	—	—

Net loss	$(305,706)	$(641,768)

Deficit accumulated during the development stage			$(37,162,676)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.01)

Weighted average number of shares outstanding (basic and diluted)	64,761,056	46,737,289

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to Dec. 31, 2010
	2010	2009

Operating activities:
Net loss	$(305,706)	$(641,768)	$(37,162,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Stock issued for services	—	—	(602,949)
Depreciation	2,521	2,520	11,599
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	—	30,025	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid expenses and other	—	—	—
Accounts payable and accrued liabilities	(37,236)	524,736	1,247,141
Income taxes payable	—	—	—

Net cash used in operating activities	(340,421)	(84,487)	(36,691,653)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(147,795)	(57,266)	(6,601,047)
Well drilling costs	(214,981)	—	(1,285,992)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificates of deposit	(769)	(490)	(140,679)
Redemption of certificate of deposit	—	—	54,655
Purchase of Minority interest in subsidiary	—	—	(801,823)
Purchase of equipment	—	—	(74,623)

Net cash provided by (used in) investing activities	(363,545)	(57,756)	(33,835)

Financing activities:
Notes payable proceeds	—	73,198	184,988
Repayment of loans	(48,198)	—	(159,988)
Sale of common stock, net of expenses	770,000	67,500	31,218,112
Stock subscription	(10,000)	10,000	—
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	711,802	150,698	36,674,861

Net (decrease) increase in cash and cash equivalents	7,836	8,455	17,043
Cash and cash equivalents at beginning of period	9,207	752	—

Cash and cash equivalents at end of period	$17,043	$9,207	$17,043

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK

AND CAPITAL IN EXCESS OF PAR VALUE

(Expressed in U.S. dollars)

For the period from January 31, 1953 (inception) to December 31, 2010

	Number of Shares	Common Stock	Discount on Common Stock	Capital in Excess of Par Value
Shares issued for net assets and unrecovered costs at inception	5,790,210	$579,021	$—	$1,542,868
Sales of common stock	26,829,486	3,224,014	—	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	—	799,760
Market value ($2.375 per share) of shares issued in 1953 to acquire an investment	54,538	5,454	—	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th overriding royalty (sold in prior year) in nonproducing leases of Coastal Petroleum	84,210	8,421	—	—
Market value of shares issued for services rendered during the period 1954-1966	95,188	9,673	—	109,827
Net transfers to restate the par value of common stock Outstanding in 1962 and 1970 to $0.12 per share	—	117,314	—	(117,314)
Increase in Company’s investment (equity) due to capital transactions of Coastal Petroleum in 1976	—	—	—	117,025

Balance at December 31, 1990	33,363,632	4,003,636	—	19,395,084
Sale of subsidiary shares	—	—	—	300,000

Balance at December 31, 1991	33,363,632	4,003,636	—	19,695,084
Sale of subsidiary shares	—	—	—	390,000

Balance at December 31, 1992	33,363,632	4,003,636	—	20,085,084
Sale of subsidiary shares	—	—	—	1,080,000

Balance at December 31, 1993	33,363,632	4,003,636	—	21,165,084
Sale of subsidiary shares	—	—	—	630,000

Balance at December 31, 1994	33,363,632	4,003,636	—	21,795,084
Sale of subsidiary shares	—	—	—	600,000

Balance at December 31, 1995	33,363,632	4,003,636	—	22,395,084
Sale of common stock	6,672,726	800,727	—	5,555,599
Sale of subsidiary shares	—	—	—	480,000
Exercise of stock options	10,000	1,200	—	12,300

Balance at December 31, 1996	40,046,358	4,805,563	—	28,442,983
Sale of subsidiary shares	—	—	—	240,000
Exercise of stock options	10,000	1,200	—	10,050

Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	—	28,693,033
Sale of common stock	3,411,971	409,436	—	2,729,329
Compensation recognized for stock option grant	—	—	—	75,000

Balance at December 31, 2000 and 2001	43,468,329	5,216,199	—	31,497,362
Sale of common stock	2,743,275	329,193	—	570,449

Balance as of December 31, 2002	46,211,604	5,545,392	—	32,067,811
Sale of subsidiary shares	—	—	—	70,000

Balance as of December 31, 2003 through 2007	46,211,604	5,545,392		32,137,811
Exercise of stock options	50,000	6,000	—	1,500

Balance as of December 31, 2008	46,261,604	5,551,392	—	32,139,311
Sale of common stock	1,191,333	142,960	(75,460)	—
Shares issued for services	483,667	58,040	(28,015)	—

Balance as of December 31, 2009	47,936,604	5,752,392	(103,475)	32,139,311
Sale of common stock	22,725,000	2,727,000	(1,739,150)	—

Balance as of December 31, 2010	70,661,604	$8,479,392	$(1,842,625)	$32,139,311

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

The Company assesses whether its unproved properties are impaired at least on a quarterly basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Our capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves based on current economic and operating conditions, plus the cost of properties not being amortized. As of December 31, 2010 and 2009, no impairment was identified.

Sales of unproved nonoperating interests in oil and gas leases are accounted for as a reduction in the capitalized amount of the leases.

Sale of Subsidiary Shares

All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

1.	Summary of significant accounting policies (Cont’d)

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

Farm-out Agreements and Drilling Activity

In May 2008, we entered an agreement with Cobra. Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed the Company to pay its Lease rentals that were due on June 1, 2008, and brought in a new party to explore on the Leases. Cobra had until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement. Those leases included approximately 62,000 acres of leases that were formally under an agreement with F-Cross Resources that expired in 2008 and more than 17,000 acres of other leases Coastal held in Valley County. No drilling took place yet under this agreement which is now expired.

2.	Unproved Oil, Gas and Mineral Properties (Cont’d)

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

The second acquisition of the Valley County Leases was in November 2005, when the Company acquired a group of oil and gas lease rights to approximately 109,423 net acres in eastern Montana for $1,568,000 from EOG Resources, Inc. and Great Northern Gas Company. These leases are subject to various overriding royalty interests to others ranging up to 19.5%. These leases expire by 2014.

The final acquisition of acreage within the Valley County Leases was in February 2006, when the Company acquired additional oil and gas leases in eastern Montana covering 27,740 net acres contiguous to its existing Montana leases. These leases were acquired from the Bureau of Land Management and United States Department of the Interior.

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. All of the Company’s leases in North Dakota have since expired except for the approximately 400 acres the Company holds in Slope County covering a Red River oil prospect.

(Intentionally left blank.)

3.	Common Stock

The Company’s Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

The following represents shares issued upon sales of common stock:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	—	—	(52,618)
1976	—	—	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	—	—	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449
2009	1,191,333	142,960	—
2010	22,725,000	2,727,000	—

	63,573,791	$7,633,330	$25,674,221

The following represents shares issued upon exercise of stock options:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
2008	50,000	6,000	1,500

	580,000	$68,139	$823,610

3.	Common Stock (Cont’d)

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

At December 31, 2010, the Company maintains two stock-based employee compensation plans.

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

4.	Stock Option Plans (Cont’d)

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

The Company did not issue any stock options or share-based payments in 2009 or in 2010.

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2008	450,000	.15 - .20	.17	87,500

Issued or cancelled during 2009	—	—	—	—

Outstanding and exercisable at December 31, 2009	450,000	.15 - .20	.17	80,000

Issued or cancelled during 2010	—	—	—	—

Outstanding and exercisable at December 31, 2010	450,000	.15 - .20	.17	80,000

Available for grant at December 31, 2010	2,775,000

Summary of Employee Options Outstanding at December 31, 2010

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	September 27, 2015	.20
Granted 2005	150,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2010, and 2009 was 5 years and 6 years, respectively.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued. The market value of the stock equaled the exercise price on the date of issue.

4.	Stock Option Plans (Cont’d)

A summary of non-employee option activity follows:

Non-Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)

Outstanding and exercisable at December 31, 2008	25,000	.15	.15	3,750

Issued or cancelled during 2009	—	—	—	—

Outstanding and exercisable at December 31, 2009	25,000	.15	.15	3,750

Issued or cancelled during 2010	—	—	—	—

Outstanding and exercisable at December 31, 2010	25,000	.15	.15	3,750

The Company did not issue any stock options or share-based payments to non-employees in 2009 or in 2010.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2010

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 25, 2015	.15

5.	Income taxes

The Company is organized under the laws of Bermuda. Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida. For 2010 and 2009, the subsidiary has net taxable losses. The subsidiary will have approximately $10,000,000 in net operating losses to carry forward to 2011. The remaining net operating loss carry forwards expire in periods from 2011 through 2028 as follows: $955,000 in 2011, $1,281,000 in 2012, $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026, $195,000 in 2027, $112,000 in 2028, $480,000 in 2029 and $10,000 in 2030. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2010	2009
Net operating losses	$3,605,000	$3,619,000
Accruals to related parties	265,000	265,000

Total deferred tax assets	3,870,000	3,884,000
Valuation allowance	(3,870,000)	(3,884,000)

Net deferred tax assets	$—	$—

5.	Income taxes (Cont’d)

Components of the income tax provision for the years ended December 31, are as follows:

	2010	2009
Provision for income taxes
Current provision (benefit) for income taxes	$(3,000)	$(73,000)
Benefit of net operating loss	—	—
Deferred asset valuation allowance (reversal)	3,000	73,000

Net income tax provision (benefit)	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007, except possibly in future years should it utilize any net operating loss originating prior to 2007.

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

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company uses an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company made no payments for the years ending December 31, 2010 or 2009.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. The Company accrued and expensed $60,000 in legal fees to Angerer & Angerer in 2009. No amounts were paid or accrued in 2010. The Company owes $150,000 to Angerer & Angerer at December 31, 2010.

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counse, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. The Company accrued and expensed $11,600 in legal fees to Mr. Angerer, Sr. for 2009. No amounts were paid or accrued in 2010.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. No amounts were paid or accrued in 2010 or 2009.

6.	Related party transactions (Cont.d)

The Company expensed $31,719 and $10,908 for legal fees by the law firm of Igler & Dougherty, PA, during 2010 and 2009, respectively. The Company owed Igler & Dougherty, P.A. $7,559 and $12,534 at December 31, 2010 and 2009, respectively. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

7.	Concentrations of credit risk

All demand and certificate of deposits are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured under FDIC protection. Demand deposit bank balances totaled $21,131 and $9,207 at December 31, 2010 and 2009, respectively. Certificate of deposit balances were $86,024 and $85,255 at December 31, 2010 and 2009, respectively.

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

Subsequent to December 31, 2010, approximately 880 acres of the Company’s North Dakota leases expired leaving the Company with approximately 400 acres of leases covering its Red River prospect,.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a.	Management’s evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, management believes that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported, and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A.	Controls and Procedures (Cont.d)

b.	Management’s annual report on internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and based upon that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Directors

As of December 31, 2010, the board of directors included three members, two of whom, Mr. Ware and Mr. Angerer, also serve as executive officers. One class currently has no directors.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years

Director With a One Year Term Expiring at the 2011 Annual Meeting

Herbert D. Haughton*	2005	None	Mr. Haughton, age 69, is a banking, corporate and securities lawyer. He is a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, where he has practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law. Mr. Haughton’s financial and business background as well as his legal education and background and his past leadership to the Company have led the directors to conclude that he is valuable to the Company and should serve as a director of the Company.

Director With a Two Year Term Expiring at the 2012 Annual Meeting:

Phillip W. Ware	1985	President, Chief Executive Officer and Principal Accounting Officer	Mr. Ware, age 61, has been employed by Coastal Petroleum Company since 1976. He has served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida. Mr. Ware’s education and experience in geology and petroleum geology in particular as well as his many years with the Company has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years

Director With a Three Year Term Expiring at the 2013 Annual Meeting:

Robert J. Angerer, Sr.*	2003	Chairman of the Board	Mr. Angerer, age 64, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He was a partner in the Tallahassee law firm of Angerer & Angerer from 1994 until 2009. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003. Mr. Angerer’s legal and engineering education and background as well as his experience in the oil industry and service to the Company in multiple roles, has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

*	Members of the Board of Directors Compensation Committee.

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

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. During 2010, $114,583 of Mr. Ware’s compensation for his services was accrued. Mr. Ware devotes 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.

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

The compensation package of the indicated named executive officer during the year ended December 31, 2010, consisted almost entirely of base salary.

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

Compensation Program Benchmarking

The Compensation Committee endeavors to conduct its review on an annual basis for the named executive officer to ensure that our compensation program works as designed and intended. This review by the Compensation Committee also facilitates discussion among the members of the Compensation Committee regarding our compensation program. The Compensation Committee has not retained the services of a compensation consultant during 2009 or 2010.

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2010:

2010 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the Compensation Committee’s first meeting of each year, the Compensation Committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2009 based upon the factors set out above. The Compensation Committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2010 Long-Term Incentives. The Company has in the past provided long-term incentives. Primarily this has been done through the issuance of stock options, however there is no set program or requirements for issuance of the stock options. Instead, stock options may be issued at the discretion of the Compensation Committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The Compensation Committee did not grant any stock options in 2009 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled. On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were earned or paid during 2010.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2010. We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s current base salary is $125,000.

(Intentionally left blank)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(3) ($)	Total ($)
Phillip W. Ware, Chief Executive Officer, President, Chief Financial Officer, Director	2010	125,000	(4)	—	—	—	—	—	18,750	143,750
	2009	125,000	(5)	—	—	—	—	—	18,750	143,750
	2008	125,000	(6)	—	—	—	—	—	18,750	143,750

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)	Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.
(3)	Payment to SEP-IRA pension plan (2007, 2008 and 2009 amounts have been deferred).
(4)	Payment of 114,583 was accrued and not paid in 2010.
(5)	Payment of 125,000 was accrued and not paid in 2009.
(6)	Payment of $89,700 was accrued and not paid in 2008.

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2010.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010, held by the named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Phillip W. Ware	50,000	—	—	0.15	July 25, 2015	—	—	—	—
	250,000	—	—	0.20	September 27, 2015	—	—	—	—
	150,000			0.15	December 20, 2015

OPTION EXERCISES

None.

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

We did not pay our directors in 2010 and accrued $25,000 owed to them at December 31, 2010. Directors fees of $37,500 were also accrued and not paid in 2009. Mr. Angerer and Mr. Ware discontinued receiving fees after the first quarter of 2009. The following table shows the compensation of the Company’s directors for the year ended December 31, 2010

(Intentionally left blank)

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip W. Ware	—	—	—	—	—	—	—

Robert J. Angerer, Sr.	—	—	—	—	—	—	—

Herbert D. Haughton	25,000	—	—	—	—	—	25,000

(1)	All fees were accrued but not paid. Mr. Ware and Mr. Angerer discontinued receiving fees after the first quarter of 2009.

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

March 29, 2011	COMPENSATION COMMITTEE

Herbert D. Haughton, Chair Robert J. Angerer, Sr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of December 31, 2010, Mr. Robert J. Angerer, Sr. owned 23,862,087 shares, or 33.75% of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 816,914 shares, or 1.15% of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of March 30, 2011, the only person or apparent groups of persons known by management to own beneficially five percent or more of the Company’s outstanding shares is as follows:

Person	Shares Owned		Percentage of Shares Outstanding
Robert J. Angerer, Sr. P.O. Box 10468 Tallahassee, FL 32312	23,862,087	*	33.75	%*

*	As reported in a Schedule 13-D filed by Mr. Angerer, dated September 9, 2010.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company’s common stock owned beneficially at March 30, 2011, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly		Options	Percent of Class

Phillip W. Ware	454,121		450,000	1.27%

Robert J. Angerer, Sr.	23,862,087	(4)	0	33.75%

Herbert D. Haughton	50,000		50,000	0.14%

All directors as a group	24,366,208		500,000	35.16%

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2010

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

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and served the Company in that capacity, as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting, until May 2009. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. During 2009, Angerer & Angerer billed Coastal Petroleum $60,000 for legal fees. No amounts were billed or paid in 2010.

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

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost five years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. During 2010 and 2009, Igler & Dougherty billed the Company $31,719 and $10,908, respectively for legal fees.

Item 14.	Principal Accountant Fees and Services

Baumann, Raymondo and Company, P.A. audited the Company’s financial statements for 2010 and 2009 and performed the reviews for 2010 and 2009. Fees related to services performed by Baumann, Raymondo and Company, P.A. in 2010 and 2009 were as follows:

	2010	2009
Audit Fees (1)	$38,360	$33,000
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-

Total	$38,360	$33,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors. Since their appointment on December 9, 2005, directors Matthew D. Cannon and Anthony F. Randazzo served as the members of the Audit Committee until their resignation in October of 2008. With those resignations, there are currently not enough independent directors to comprise an Audit Committee, so since that time the entire Board of Directors has carried out the duties that would otherwise be carried out by an Audit Committee. The Audit Committee, or the Board of Directors after October 2008, pre-approved all audit related and non-audit services in 2010 and 2009.

The Board of Directors has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2010, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Based on the reviews and discussions referred to above, the Board approved the inclusion of Coastal Caribbean’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Reports of Independent Registered Public Accounting Firms	16

Consolidated balance sheets at December 31, 2010 and 2009	17

Consolidated statements of operations for each of the three years in the period ended December 31, 2009 and for the period from January 31, 1953 (inception) to December 31, 2010.	18

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2009 and for the period from January 31, 1953 (inception) to December 31, 2010.	19

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2010	20

Notes to consolidated financial statements.	21-29

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

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 100% owned.

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

Dated: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Phillip W. Ware	By	/s/ Robert J. Angerer
	Phillip W. Ware		Robert J. Angerer
	Director, Chief Executive Officer,		Director
President and Principal Financial Officer

Dated: March 30, 2011		Dated: March 30, 2011

By	/s/ Herbert D. Haughton
Herbert D. Haughton
Director

Dated: March 29, 2011

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Baumann, Raymondo & Company, PA

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware