Form 10-Q
period 2011-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2011-05-23
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s single class of common stock as of May 19, 2011 was 70,661,604.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2011

		Page
	PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements

	Consolidated balance sheets at March 31, 2011 and December 31, 2010	3

	Consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and for the period from January 31, 1953 (inception) to March 31, 2011	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 and for the period from January 31, 1953 (inception) to March 31, 2011	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4	Controls and Procedures	17

	PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	18

ITEM 5	Other Information	18

ITEM 6	Exhibits	20

	Signatures	21

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$7,765	$17,043

Total current assets	7,765	17,043

Certificates of deposit - Restricted	86,105	86,024
Petroleum leases	2,781,901	2,775,066
Equipment, net	745	1,374

Total assets	$2,876,516	$2,879,507

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$306,389	$273,813
Notes payable	25,000	25,000
Amounts due to related parties	1,011,870	967,292

Total current liabilities	1,343,259	1,266,105

Shareholders’ equity
Common stock, par value $.12 per share: Authorized - 250,000,000 shares Outstanding - 70,661,604 and 70,661,604 shares, respectively	8,479,392	8,479,392
Discount on common stock	(1,842,625)	(1,842,625)
Capital in excess of par value	32,139,311	32,139,311

	38,776,078	38,776,078
Deficit accumulated during the development stage	(37,242,821)	(37,162,676)

Total shareholders’ equity	1,533,257	1,613,402

Total liabilities and shareholders’ equity	$2,876,516	$2,879,507

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the
			period from
			Jan. 31, 1953
	Three months ended		(inception)
	March 31,		to March 31,
	2011	2010	2011

Interest and other income	$81	$664	$3,985,310
Gain on settlement	—	—	8,124,016

	81	664	12,109,326

Expenses:
Legal fees and costs	—	—	17,682,753
Administrative expenses	48,676	52,578	11,238,366
Salaries	31,250	33,109	4,552,681
Shareholder communications	300	1,329	4,172,871
Goodwill impairment	—	—	801,823
Write off of unproved properties	—	—	6,690,752
Exploration costs	—	—	188,218
Lawsuit judgments	—	—	1,941,916
Minority interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	—	—	2,350,876

	80,226	87,016	49,352,147

Net loss	$(80,145)	$(86,352)

Deficit accumulated during the development stage			$(37,242,821)

Average number of shares outstanding (basic & diluted)	70,661,604	62,336,604

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953
	Three months ended		(inception)
	March 31,		To
	2011	2010	March 31, 2011

Operating activities:
Net loss	$(80,145)	$(86,352)	$(37,242,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	629	630	12,228
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Prepaid and other	—	—	—
Accounts payable and accrued liabilities	77,154	(130,576)	1,324,295

Net cash provided by (used in) operating activities	(2,362)	(216,298)	(36,694,015)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(3,500)	(18,685)	(6,604,547)
Well drilling costs	(3,335)	—	(1,289,327)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(81)	(665)	(140,760)
Redemption of CDs	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash provided by (used in) investing activities	(6,916)	(19,350)	26,919

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	(48,198)	(159,988)
Sale of common stock net of expenses	—	290,000	31,218,112
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	—	241,802	36,674,861

Net increase (decrease) in cash and cash equivalents	(9,278)	6,154	7,765
Cash and cash equivalents at beginning of period	17,043	9,207	—

Cash and cash equivalents at end of period	$7,765	$15,361	$7,765

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.	Going Concern

As of March 31, 2011, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own. The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration of its leases. The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own. In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying or earning an interest in those leases. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

March 31, 2011

ITEM 1	Financial Statements (Continued)

Note 4.	Unproved Oil, Gas and Mineral Properties

Farm-out Agreements and Drilling Activity

In May 2008, we entered an agreement with Cobra. Under the agreement, Cobra paid Coastal $180,000 for the option to acquire a half interest in approximately 87,000 acres of Coastal’s Valley County Leases. The agreement allowed the Company to pay its Lease rentals that were due on June 1, 2008, and brought in a new party to explore on the Leases. Cobra had until May 2010 to exercise the option by spending $1,000,000 on behalf of the Company, drilling wells on the leases covered by the agreement. No drilling took place under this agreement and it expired by its own terms.

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

March 31, 2011

ITEM 1	Financial Statements (Continued)

Note 4.	Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

The Company currently holds approximately 400 acres of leases covering its Red River prospect in North Dakota. In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. The other leases in North Dakota previously expired including approximately 880 net acres that expired in the first quarter of 2011.

Note 5.	Income Taxes

For the three months period ending March 31, 2011 and 2010, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2010.

Note 6.	Related Party Transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company has used an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three months ended March 31, 2011 and 2010, respectively.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. The Company accrued and expensed $60,000 in legal fees to Angerer & Angerer in 2009. No amounts were paid or accrued in 2011 or 2010. The Company owes $150,000 to Angerer & Angerer at March 31, 2011 and December 31, 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions (Continued)

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. The Company accrued and expensed no legal fees to Mr. Angerer, Sr. for both of the three months ended March 31, 2011, and 2010.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. No amounts were paid or accrued in 2011 or 2010, related to these services.

The Company incurred and expensed $3,494 and $2,495 in legal fees to the law firm of Igler & Dougherty, PA, during the three months ended March 31, 2011 and 2010, respectively.

The Company owed Igler & Dougherty, PA $7,559 at March 31, 2011 and December 31, 2010. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

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

March 31, 2011

ITEM 1	Financial Statements (Continued)

Note 8.	Notes Payable (Continued)

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund the Drilling Plan. The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses. The loan is non interest bearing and has no set repayment terms. No investor agreements were consummated by the consultant at December 31, 2009, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 1	Financial Statements (Continued)

Note 9.	Stock Transactions (Continued)

On August 26, 2010, the Company entered into a letter agreement with Robert J. Angerer, Sr. a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 8,000,000 restricted shares of the Company’s common stock for $400,000, to be used for exploration, prospect acquisition and operating costs. Approximately $250,000 of the proceeds from the sale of the stock was used to drill a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and another $40,000 was used to acquire additional Lodgepole prospects in North Dakota.

Note 10.	Subsequent Events

On May 20, 2011, the Company entered into an agreement with Robert J. Angerer, Sr., a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 857,142 restricted shares of the Company’s common stock for $60,000, payable in three tranches from the date of the agreement, with the last payment due on or before June 15, 2011. In addition, under the Agreement Mr. Angerer may infuse $240,000 in additional capital through the purchase of additional shares, at the market price at the time of the capital infusion, in order to complete the Federal 1-19A well and cover other company expenses.

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

March 31, 2011

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

During 2009 and 2010, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases. Due to the recession and the fragile state of the country’s financial market, exploration funds were a scarce commodity to obtain. We contacted, met with and negotiated with various individuals and groups during the year. To date, no outside parties have provided the funds necessary to begin exploration. While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised. The combination of the broken deal and the state of the economy, left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.

We continue to be actively engaged in pursuing funding for our Drilling Program. The Drilling Program is an aggressive exploration operation which would allow us to explore the potential of each of the areas we hold under lease. The Drilling Program covers exploration in

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

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

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations. The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company. Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but has remained as a Director and the Chairman of the Board of Directors for both the Company and Coastal. Mr. Angerer exercised the one extension granted him to extend the time to exercise the first option for three months in exchange for the payment of $50,000, however, the remaining options expired unexercised.

On August 26, 2010, after the January agreement expired, the Company entered into a separate letter agreement with Mr. Angerer for the sale of 8,000,000 restricted shares of the Company’s common stock for $400,000, to be used for exploration, prospect acquisition and operating costs. Using some of the funds from this sale of stock, we drilled a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana for approximately $365,000. We also acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000 which subsequently expired in 2011 before funding could be secured to drill them. We continue to speak to and seek entities interested in funding our Drilling Program.

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

On May 20, 2011, the Company entered into an agreement with Mr. Angerer for the sale of 857,142 restricted shares of the Company’s common stock for $60,000 payable in three tranches from the date of the agreement with the last payment due on or before June 15, 2011. In addition, under the Agreement Mr. Angerer may infuse $240,000 in additional capital through the purchase of additional shares in order to complete the Federal 1-19A well and cover other company expenses.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Under a past agreement, the Federal 1-19 well, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted and had gas shows in two zones. Casing was run into the hole and the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

The Company was unable to determine by the Federal 1-19 well whether the target formations contain economic quantities of gas because drilling damage in the well prevented the testing of either of the prospective formations at this location. Completion efforts found that the Eagle formation was damaged by the initial drilling and the formation was not able to be tested from this well. Further drilling into the Eagle formation during completion did not yield gas like the gas show seen from the upper part of the formation that was damaged. The Judith River formation, a secondary target, was damaged by drilling fluids lost into the formation while drilling through it to get to the Eagle formation, the primary target. Future wells to test this structure will incorporate the information obtained from these wells to prevent that damage from occurring again in other locations on the structure.

In North Dakota, we control the working interest on approximately 400 net acres in Slope County, under which lies our Red River prospect. Other leases that we previously held in North Dakota expired during the first quarter of 2011, because we were not able to raise the funds needed to cover the cost of drilling exploratory wells to test the Lodgepole Reef prospects on the leases.

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

March 31, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

As more fully described in Note 2 to the consolidated financial statements, we have no recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. Management believes its current cash position, and its active efforts to obtain funding will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At March 31, 2011, we have approximately $8,000 in cash compared to approximately $17,000 at December 31, 2010. Our current liabilities exceed our current assets by approximately $1,335,000 at March 31, 2011. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through March 31, 2011, and have accrued $1,318,000 in expenses as of March 31, 2011. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses. We have additional lease payments of approximately $27,398 due in June 2011. We may need to sell additional lease rights, obtain additional loans or secure funding to obtain the cash to make these payments, although there is no guarantee we will be able to sell additional lease rights or obtain loans or funding.

During 2010, the Company sold 22,725,000 shares of common stock for $770,000 in cash and settlement of $217,850 in liabilities. We drilled a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and hired a consultant to obtain additional drilling permits for approximately $492,000. We also acquired four additional high-graded Lodgepole Reef prospects in North Dakota for $20,000 which leases subsequently expired in the first quarter of 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In North Dakota, we control the working interest on approximately 400 net acres in Slope County covering a Red River oil prospect. We had originally intended to bring in others to share the risk and investment in wells it drilled in North Dakota until the Company is in a stronger financial position, but are now actively seeking funding to allow us to begin such exploration on our own.

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

Results of Operations

Three months ended March 31, 2011 vs. March 31, 2010

We conducted limited operational activities in the first quarter of 2011 and capitalized $3,335 on such activities, but did not conduct drilling activities in the first quarter of 2010. Our efforts have primarily been focused on soliciting funding or potential partners for our Drilling Program. Our expenses are primarily administrative and our 2010 expenses remained consistent with 2010 amounts.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2011

ITEM 4	Controls and Procedures

a.	Management’s report on internal control over financial reporting.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

b.	Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

c.	Limitations on the Effectiveness of Controls Our management, including our Chief Executive and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2011

ITEM 1	Legal Proceedings

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

The Company believes that it may be classified as a PFIC for the year 2010, because it derived the majority of its gross income in 2010 from the relatively small amount of interest the Company received. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified in prior years does not affect how it will be classified in the current year.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2011

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: May 23, 2011	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer