Form 10-Q
period 2011-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2011-08-15
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s single class of common stock as of August 12, 2011 was 71,518,746.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2011

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2011 and December 31, 2010	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from January 31, 1953 (inception) to June 30, 2011	4

	Consolidated statements of cash flows for the six month periods ended June 30, 2011 and 2010 and for the period from January 31, 1953 (inception) to June 30, 2011	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	17

ITEM 4	Controls and Procedures	17

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	20

	Signatures

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$—	$17,043

Total current assets	—	17,043

Certificates of deposit – Restricted	86,194	86,024
Petroleum leases	2,809 299	2,775,066
Equipment, net	114	1,374

Total assets	2,895,607	$2,879,507

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$289,086	$273,813
Notes payable	25,000	25,000
Amounts due to related parties	1,056,448	967,292

Total current liabilities	1,370,534	1,266,105

Shareholders’ equity
Common stock, par value $.12 per share: Authorized - 250,000,000 shares Outstanding – 71,518,746 and 70,661,604 shares, respectively	8,582,249	8,479,392
Discount on common stock	(1,885,482)	(1,842,625)
Capital in excess of par value	32,139,311	32,139,311
Stock subscription receivable	(8,000)	—

	38,828,078	38,776,078
Deficit accumulated during the development stage	(37,303,005)	(37,162,676)

Total shareholders’ equity	1,525,073	1,613,402

Total liabilities and shareholders’ equity	$2,895,607	$2,879,507

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from Jan. 31, 1953 (inception) to June 30,
	2011	2010	2011	2010	2011

Interest and other income	$88	$830	$169	$1,494	$3,985,398
Gain on settlement	—	—	—	—	8,124,016

	88	830	169	1,494	12,109,414

Expenses:
Legal fees and costs	—	2,646	—	2,646	17,682,753
Administrative expenses	28,772	26,269	77,448	78,847	11,267,138
Salaries	31,250	31,250	62,500	64,359	4,583,931
Shareholder communications	250	1,889	550	3,218	4,173,121
Goodwill impairment	—	—	—	—	801,823
Write off of unproved properties	—	—	—	—	6,690,752
Exploration costs	—	—	—	—	188,218
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,350,876

	60,272	62,054	140,498	149,070	49,412,419

Income tax benefit	—	—	—	—	—

Net loss	(60,184)	$(61,224)	(140,329)	$(147,576)

Deficit accumulated during the development stage					$(37,303,005)

Weighted average number of Shares outstanding (basic & diluted)	70,947,318	62,444,397	70,804,461	61,190,771

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

	Six months ended		For the period from Jan. 31, 1953 (inception)
	June 30,		To
	2011	2010	June 30, 2011

Operating activities:
Net loss	$(140,329)	$(147,576)	$(37,303,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	1,260	1,260	12,859
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	104,429	(125,202)	1,351,570

Net cash used in operating activities	(34,640)	(271,518)	(36,726,293)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(30,898)	(46,083)	(6,631,945)
Well drilling costs	(3,335)	—	(1,289,327)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(170)	(1,495)	(140,849)
Redemption of certification of deposit	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash provided by (used in) investing activities	(34,403)	(47,578)	(568)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	(48,198)	(159,988)
Sale of common stock net of expenses	52,000	360,000	31,270,112
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	52,000	311,802	36,726,861

Net increase (decrease) in cash and cash equivalents	(17,043)	(7,294)	—
Cash and cash equivalents at beginning of period	17,043	9,207	—

Cash and cash equivalents at end of period	$—	$1,913	$—

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.	Going Concern

As of June 30, 2011, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own. The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration of its leases. The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own. In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying or earning an interest in those leases. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

June 30, 2011

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

June 30, 2011

ITEM 1	Financial Statements (Continued)

Note 4.	Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

The Company currently holds approximately 400 acres of leases covering its Red River prospect in North Dakota. In July 2005, the Company originally acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. The majority of the leases in North Dakota previously expired including approximately 880 net acres that expired in the first quarter of 2011.

Note 5.	Income Taxes

For the three and six month periods ending June 30, 2011 and 2010, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2010.

Note 6.	Related Party Transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company has used an entity controlled by an individual who is a shareholder, officer and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three and six months ended June 30, 2011 and 2010, respectively.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. The Company accrued and expensed $60,000 in legal fees to Angerer & Angerer in 2009. No amounts were paid or accrued in 2011 or 2010. The Company owes $150,000 to Angerer & Angerer at June 30, 2011 and December 31, 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions (Continued)

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. The Company accrued and expensed no legal fees to Mr. Angerer, Sr. for the three and six months ended June 30, 2011, and 2010.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. No amounts were paid or accrued in 2011 or 2010, related to these services.

The Company incurred and expensed $6,094 and $7,795 in legal fees to the law firm of Igler & Dougherty, PA, during the six months ended June 30, 2011 and 2010, respectively.

The Company owed Igler & Dougherty, PA $7,559 at June 30, 2011 and December 31, 2010. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

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

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund the Drilling Plan. The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses. The loan is non interest bearing and has no set repayment terms. No investor agreements have been consummated by the consultant at June 30, 2011, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

ITEM 1	Financial Statements (Continued)

Note 9.	Stock Transactions

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

ITEM 1	Financial Statements (Continued)

Note 9.	Stock Transactions (Continued)

On May 20, 2011, the Company entered into an agreement with Robert J. Angerer, Sr., a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 857,142 restricted shares of the Company’s common stock for $60,000, payable in three tranches from the date of the agreement, with the last $8,000 payment made in July 2011. In addition, under the Agreement Mr. Angerer may infuse $240,000 in additional capital through the purchase of additional shares, at the market price at the time of the capital infusion, in order to complete the Federal 1-19A well and cover other company expenses.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

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

June 30, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

producing formations in addition to the Lodgepole, including the Eagle sands. These leases cover our Starbuck East shallow natural gas prospect that includes the Eagle sands. We also hold leases in southwestern North Dakota covering a Red River oil prospect.

During 2010 and the first half of 2011, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases. Due to the recession and the fragile state of the country’s financial market, exploration funds were a scarce commodity to obtain. We contacted, met with and negotiated with various individuals and groups during the year. To date, no outside parties have provided the funds necessary to begin exploration. While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised. The combination of the broken deal and the state of the economy, left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.

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

June 30, 2011

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

On May 20, 2011, the Company entered into an agreement with Mr. Angerer for the sale of 857,142 restricted shares of the Company’s common stock for $60,000 payable in three tranches from the date of the agreement with the last $8,000 payment made in July 2011. In addition, under the Agreement Mr. Angerer may infuse $240,000 in additional capital through the purchase of additional shares in order to complete the Federal 1-19A well and cover other company expenses.

Under a past agreement with F-Cross, the Federal 1-19 well, was drilled on our Valley County, Montana Leases to test a shallow gas prospect during October 2007. The well reached a total depth of 1,126 feet and confirmed the structural high that was targeted and had gas shows in two zones. Casing was run into the hole and the Company engaged in three stages of completion operations, including stimulation of the well, a common procedure in completing oil and gas wells.

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

June 30, 2011

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

The Company had no available cash, excluding certificate of deposits pledged for drilling permits, at June 30, 2011, and had $17,000 at December 31, 2010. Our current liabilities exceed our current assets by approximately $1,371,000 at June 30, 2011. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued approximately $1,345,000 in expenses as of June 30, 2011. We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses. In May 2011, we received $52,000 in cash from Mr. Angerer and we received $8,000 in July 2011 in exchange for the issuance of 857,142 shares of common stock and an option to further fund the Company in the amount of $240,000 to complete the Federal 1-19A well. We paid $27,398 in annual lease payments that were due in June 2011. Our next lease rental payments are due on October 1, 2011, in the amount of $20,550.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

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

Results of Operations

Three months ended June 30, 2011 vs. June 30, 2010

We conducted limited operational activities in the second quarter of 2011 and did not conduct drilling activities in the second quarter of 2010. Our efforts have primarily been focused on soliciting funding or potential partners for our Drilling Program. Our expenses are primarily administrative and our 2011 expenses remained consistent with 2010 amounts.

Six months ended June 30, 2011 vs. June 30, 2010

We conducted limited operational activities in 2011 and capitalized $3,335 on such activities, but did not conduct drilling activities in 2011. Our efforts have primarily been focused on soliciting funding or potential partners for our Drilling Program. Our expenses are primarily administrative and our 2011 expenses remained consistent with 2010 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2011.

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

b.	Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

c.	Limitations on the Effectiveness of Controls Our management, including our Chief Executive and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time,

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2011

controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

June 30, 2011

ITEM 1	Legal Proceedings

During the third quarter of 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum: to foreclose an oil and gas lien on the single part of one lease involved which is held in Coastal Petroleum’s name; and damages for breach of contract and quantum meruit in the amount of about $80,000. Because the farmee has filed bankruptcy the proceeding is in abeyance. Coastal Petroleum has filed an answer and its counsel advises it is likely that only the claim to foreclose the lien should withstand a motion for summary judgment by Coastal Petroleum. While it is likely that the Plaintiff will obtain the lien, this lien would only apply to the small area under that specific lease that was drilled. During the second quarter of 2011, the Company became aware of an additional claim of lien that has been filed by another party relating to the State 7-16 well seeking similar relief in the amount $295,000.

In addition, during the second quarter of 2011, the Company became aware of three other claims of liens that have been filed relating to the Evaline (for approximately $10,400), Federal 1-19 (for approximately $113,800) and Federal 1-19A (for approximately $33,200) wells all of which seek similar relief as to the respective wells.

Also in the second quarter, the drilling contractor on the Company’s Federal 1-19A well in Montana, filed suit against Coastal Petroleum in Houston, Texas, for breach of contract seeking damages of approximately $98,000. Coastal Petroleum has retained counsel to have the claim dismissed for lack of jurisdiction and improper venue.

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

June 30, 2011

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

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)

Pursuant to Rule 406T of U.S. Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: August 15, 2011	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer