Form 10-Q
period 2011-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2011-11-14
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s single class of common stock as of November 14, 2011 was 76,106,047.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2011

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2011 and December 31, 2010	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and for the period from January 31, 1953 (inception) to September 30, 2011	4

	Consolidated statements of cash flows for the nine month periods ended September 30, 2011 and 2010 and for the period from January 31, 1953 (inception) to September 30, 2011	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4	Controls and Procedures	17

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	18

ITEM 5	Other Information	18

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,690	$17,043

Total current assets	8,690	17,043

Certificates of deposit – Restricted	86,283	86,024
Petroleum leases	2,809 299	2,775,066
Equipment, net	—	1,374

Total assets	2,904,272	$2,879,507

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$292,142	$273,813
Notes payable	25,000	25,000
Amounts due to related parties	1,108,063	967,292

Total current liabilities	1,425,205	1,266,105

Shareholders’ equity
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 71,661,603 and 70,661,604 shares, respectively	8,599,392	8,479,392
Discount on common stock	(1,892,625)	(1,842,625)
Capital in excess of par value	32,139,311	32,139,311

	38,846,078	38,776,078
Deficit accumulated during the development stage	(37,367,011)	(37,162,676)

Total shareholders’ equity	1,479,067	1,613,402

Total liabilities and shareholders’ equity	$2,904,272	$2,879,507

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

					For the period from Jan. 31, 1953 (inception)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2011	2010	2011	2010	2011

Interest and other income	$90	$—	$259	$1,494	$3,985,488
Gain on settlement	—	—	—	—	8,124,016

	90	—	259	1,494	12,109,504

Expenses:
Legal fees and costs	7,036	2,857	7,036	5,503	17,689,789
Administrative expenses	25,410	34,197	102,858	113,044	11,292,548
Salaries	31,250	31,250	93,750	95,609	4,615,181
Shareholder communications	400	821	950	4,039	4,173,521
Goodwill impairment	—	—	—	—	801,823
Write off of unproved properties	—	—	—	—	6,690,752
Exploration costs	—	—	—	—	188,218
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,350,876

	64,096	69,125	204,594	218,195	49,476,515

Income tax benefit	—	—	—	—	—

Net loss	(64,006)	$(69,125)	(204,335)	$(216,701)

Deficit accumulated during the development stage					$(37,367,011)

Weighted average number of Shares outstanding (basic & diluted)	71,004,461	65,861,604	71,061,604	62,747,715

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953
	Nine months ended		(inception)
	September 30,		To
	2011	2010	September 30, 2011

Operating activities:
Net loss	$(204,335)	$(216,701)	$(37,367,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	1,374	1,890	12,973
Write off of unproved properties	—	—	6,690,752
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	159,100	(79,656)	1,406,241

Net cash used in operating activities	(43,861)	(294,467)	(36,735,514)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	(30,898)	(66,633)	(6,631,945)
Well drilling costs	(3,335)	—	(1,289,327)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(259)	(762)	(140,938)
Redemption of certification of deposit	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash provided by (used in) investing activities	(34,492)	(67,395)	(657)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	(48,198)	(159,988)
Sale of common stock net of expenses	70,000	760,000	31,288,112
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	70,000	711,802	36,744,861

Net increase (decrease) in cash and cash equivalents	(8,353)	349,940	8,690
Cash and cash equivalents at beginning of period	17,043	9,207	—

Cash and cash equivalents at end of period	$8,690	$359,147	$8,690

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.	Going Concern

As of September 30, 2011, the Company had no revenues, had recurring losses from operations and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of its oil and gas properties. Currently, management is actively pursuing funding to allow the Company to undertake exploration efforts on its own. The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration of its leases. The Company continues to be in contact with several parties interested in investing in the Company so that the Company could explore its leases on its own. In addition, the Company has been in contact with other parties interested in working with the Company, in buying some of the Company’s leases or in buying or earning an interest in those leases. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds through the sale of some of its leases or interests in those leases.

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

September 30, 2011

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

North Dakota Leases

The Company currently holds approximately 400 acres of leases covering its Red River prospect in North Dakota. In July 2005, the Company originally acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota for a one time fee of $50,000 from an entity controlled by one of the Company’s Directors and the Company has invested some additional funds to geochemically test and high-grade these and other prospects on the leases. The majority of the leases previously held in North Dakota have expired.

Note 5.	Income Taxes

For the three and nine month periods ending September 30, 2011 and 2010, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $10,000,000 in net operating loss carryforwards at December 31, 2010.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

Oil and Gas Exploration Activities

Pursuant to a written agreement with respect to the Valley County Leases, the Company has used an entity controlled by an individual who is a shareholder and director of the Company to perform geotechnical analysis of potential drilling sites at a cost of $1,000 per site. The Company paid no amounts to this entity for the three and nine months ended September 30, 2011 and 2010, respectively.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders and a director of the Company. The Company accrued and expensed $60,000 in legal fees to Angerer & Angerer in 2009. No amounts were paid or accrued in 2011 or 2010. The Company owes $150,000 to Angerer & Angerer at September 30, 2011 and December 31, 2010.

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. The Company accrued and expensed no legal fees to Mr. Angerer, Sr. for the three and nine months ended September 30, 2011, and 2010.

Also since June 2009, the Company has retained Robert J. Angerer, Jr. who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s website. No amounts were paid or accrued in 2011 or 2010, related to these services.

The Company incurred and expensed $7,036 and $5,503 in legal fees to the law firm of Igler & Dougherty, PA, during the nine months ended September 30, 2011 and 2010, respectively.

The Company owed Igler & Dougherty, PA $14,595 and $7,559 at September 30, 2011 and December 31, 2010, respectively. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

ITEM 1	Financial Statements (Continued)

Note 7.	Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 8.	Notes Payable

During the first nine months of 2009, the Company borrowed $48,198 from two individuals, which was used to make annual rental payments on specific leases. The loans are non interest bearing and have no set repayment terms. The individuals were granted a 0.5% royalty interest in the leases for which the borrowed money was used to pay rentals, which are located primarily in the Starbuck prospect area in Montana. These loans were repaid in January 2010.

During August 2009, the Company borrowed $25,000 from a consultant and also agreed to pay the consultant a fee of $25,000 to identify investors to consummate an agreement and fund exploration. The funds from the loan were used to pay the Company’s annual corporate fee to Bermuda as well as certain other operational expenses. The loan is non interest bearing and has no set repayment terms. No investor agreements have been consummated by the consultant at September 30, 2011, therefore the $25,000 loan is not currently due and the $25,000 fee has not been earned.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

ITEM 1	Financial Statements (Continued)

Note 9.	Stock Transactions

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

On August 26, 2010, the Company entered into a letter agreement with Robert J. Angerer, Sr. a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 8,000,000 restricted shares of the Company’s common stock for $400,000, to be used for exploration, prospect acquisition and operating costs. Approximately $250,000 of the proceeds from the sale of the stock was used to drill a test well on Coastal’s Starbuck East shallow gas prospect in Valley County, Montana and another $40,000 was used to acquire additional Lodgepole prospects in North Dakota which subsequently expired before they could be drilled.

On May 20, 2011, the Company entered into an agreement with Robert J. Angerer, Sr., a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the sale of 857,142 restricted shares of the Company’s common stock for $60,000, payable in three tranches from the date of the agreement, with the last $8,000 payment made in July 2011. In addition, under the Agreement Mr. Angerer could infuse an additional $240,000 in funds through the purchase of additional shares, at the market price at the time of the capital infusion, in order to complete the Federal 1-19A well and cover other company expenses. In August 2011, Mr. Angerer exercised $10,000 of this option for 142,857 shares of common stock, with the remainder of the option expiring.

On October 17, 2011, the Company entered into an agreement with Robert J. Angerer, Sr., a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the funding of the Company’s immediate cash needs and granting Mr. Angerer an option to fund the Company’s future obligations. Under the agreement Mr. Angerer provided financial support to the Company including $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well in Valley County, Montana. In return, Mr. Angerer was issued 4,444,444 Rule 144 restricted shares of the Company’s common stock. Under the agreement, Mr. Angerer also has two future options; the first is to invest an additional $25,000 to pay lease rentals due on November 1, 2011, in exchange for 694,444 shares of common stock and the second is to invest $815,000 on or before January 31, 2012, in exchange for 22,638,888 shares of common stock, to provide funds for exploration. On October 28, 2011, Mr. Angerer exercised the first option and invested the $25,000 necessary to pay the November 1, 2011 lease rentals.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

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

September 30, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During 2010 and for 2011 to-date, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases. Due to the recession and the fragile state of the country’s financial market, exploration funds were a scarce commodity to obtain. We contacted, met with and negotiated with various individuals and groups during the year. To date, no outside parties have provided the funds necessary to begin exploration. While we were close to consummating an agreement with one entity and amended the articles of our subsidiary to be prepared to complete the transaction, the other party could not deliver the capital as promised. The combination of the broken deal and the state of the economy, left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases.

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

On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s future obligations. The agreement was similar to the deal that was not consummated by a third party during 2009. Under the agreement Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company. Simultaneous with this transaction, Mr. Angerer resigned as the Vice President of both the Company and Coastal, but has remained as a Director and the Chairman of the Board of Directors for both the Company and Coastal. Mr. Angerer exercised the one extension granted him to extend the time to exercise the first option for three months in exchange for the payment of $50,000, however, the remaining options expired unexercised.

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

September 30, 2011

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

On May 20, 2011, the Company entered into an agreement with Mr. Angerer for the sale of 857,142 restricted shares of the Company’s common stock for $60,000 payable in three tranches from the date of the agreement with the last $8,000 payment made in July 2011. In addition, under the Agreement Mr. Angerer had the option to infuse an additional $240,000 in funds, through the purchase of additional shares, in order to complete the Federal 1-19A well and cover other company expenses. In August 2011, Mr. Angerer exercised $10,000 of this option for 142,857 shares of common stock, in order to fund certain immediate needs of the Company, but the remainder of the option expired.

On October 17, 2011, the Company entered into an agreement with Robert J. Angerer, Sr., a Director and the Chairman of the Board of Directors for both the Company and Coastal, for the funding of the Company’s immediate cash needs and granting Mr. Angerer an option to fund the Company’s future obligations. Under the Agreement Mr. Angerer provided financial support to the Company including $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well in Valley County, Montana. In return, Mr. Angerer was issued 4,444,444 Rule 144 restricted shares of the Company’s common stock. Under the Agreement, Mr. Angerer also has two future options; the first is to invest an additional $25,000 to pay lease rentals due on November 1, 2011, in return for 694,444 shares of common stock and the second is to invest $815,000 on or before January 31, 2012, in return for 22,638,888 shares of common stock, to provide funds for exploration. Mr. Angerer exercised the first of these options on October 28, 2011.

Utilizing the funds from the October 2011 agreement with Mr. Angerer, the Company has recommenced operations on the Federal 1-19A well in Valley County, Montana. To date, we have logged the well and perforated it in two deeper zones that are targets for natural gas. In addition, we have prepared the well for a 40,000 pound sand and nitrogen frac to test the formations and determine whether the well contains economic quantities of natural gas and can be put into production. If we are successful in these efforts, we plan to continue with eight step out wells and to unitize the entire structure.

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

September 30, 2011

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

If our funding efforts are successful, we plan to drill or participate in as many as eight exploratory wells on the Montana leases. However, the number of wells that we drill and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the planned exploratory drilling, the availability of drilling rigs that we can hire and whether we drill alone or with other participants. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

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

September 30, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company had $9,000 available cash, excluding certificate of deposits pledged for drilling permits, at September 30, 2011, and had $17,000 at December 31, 2010. Our current liabilities exceed our current assets by approximately $1,417,000 at September 30, 2011. We have suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 and have accrued approximately $1,400,000 in expenses as of September 30, 2011. We expect to continue to suspend payments to these parties until sufficient funding can be secured to resume exploration operations and cover normal operating expenses. In May 2011, we received $52,000 in cash from Mr. Angerer and we received $8,000 in July 2011 in exchange for the issuance of 857,142 shares of common stock and an option to further fund the Company in the amount of $240,000 to complete the Federal 1-19A well. We paid $27,398 in annual lease payments that were due in June 2011.

In August 2011, Mr. Angerer exercised an option for 142,857 shares of common stock for $10,000. On October 17, 2011, we received $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well in Valley County, Montana through an agreement with Mr. Angerer in exchange for 4,444,444 shares of common stock. Under the Agreement, Mr. Angerer also has two future options; the first is to invest an additional $25,000 to pay lease rentals due on November 1, 2011, in exchange for 694,444 shares of common stock and the second is to invest $815,000 on or before January 31, 2012, in exchange for 22,638,888 shares of common stock, to provide funds for exploration. We received $25,000 for the first option from Mr. Angerer on October 26, 2011.

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

September 30, 2011

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

If our funding efforts are successful, we plan to drill or participate in as many as eight exploratory wells on the Montana leases. However, the number of wells that we drill in 2011 and their cost will be subject to various factors, including whether or not we can obtain sufficient funding to carry out the drilling, the availability of drilling rigs that we can hire and whether we drill alone or with other participants. In addition, we could reduce the number of wells that we drill if oil and natural gas prices were to decline significantly. We expect the cost of drilling the sixteen wells to depend upon many factors, including those above, which may affect the cost of operations and whether and to what extent others participate with the Company.

We expect to continue to participate with others or to obtain sufficient funding to allow the Company to drill additional wells both in Montana and North Dakota.

Results of Operations

Three months ended September 30, 2011 vs. September 30, 2010

We conducted limited operational activities in the third quarter of 2011 and did not conduct drilling activities in the third quarter of 2010. Our efforts have primarily been focused on soliciting funding or potential partners for our Drilling Program. Our expenses are primarily administrative and our 2011 expenses remained consistent with 2010 amounts.

Nine months ended September 30, 2011 vs. September 30, 2010

We conducted limited operational activities in 2011 and capitalized $34,000 on such activities, but did not conduct drilling activities in 2011. Our efforts have primarily been focused on soliciting funding or potential partners for our Drilling Program. Our expenses are primarily administrative and our 2011 expenses remained consistent with 2010 amounts.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2011

ITEM 4	Controls and Procedures

a.	Management’s annual report on internal control over financial reporting.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

September 30, 2011

ITEM 1	Legal Proceedings

During the third quarter of 2009, the Company was involved as a defendant in a case entitled American Pipe & Supply Co. v. Coastal Petroleum Company, et.al, Cause No. DV 08-63, in the Montana Seventeenth Judicial District Court in Valley County, Montana. This claim is in relation to the failure of our farmee, F-Cross, who has filed for bankruptcy, to pay for pipe purchased from the Plaintiff to drill the State 7-16 well. The claim seeks relief against Coastal Petroleum: to foreclose an oil and gas lien on the single part of one lease involved which is held in Coastal Petroleum’s name; and damages for breach of contract and quantum meruit in the amount of about $80,000. American Pipe did not proceed with its case and on October 5, 2011, the case was dismissed. During the second quarter of 2011, the Company became aware of an additional claim of lien that has been filed by another party relating to the State 7-16 well seeking similar relief in the amount of $295,000.

In addition, during the second quarter of 2011, the Company became aware of three other claims of liens that have been filed relating to the Evaline (for approximately $10,400), Federal 1-19 (for approximately $113,800) and Federal 1-19A (for approximately $33,200) wells all of which seek similar relief as to the respective wells.

Also in the second quarter of 2011, the drilling contractor on the Company’s Federal 1-19A well in Montana, filed suit against Coastal Petroleum in Houston, Texas, for breach of contract seeking damages of approximately $98,000. Coastal Petroleum has retained counsel to have the claim dismissed for lack of jurisdiction and improper venue.

Except as described in the preceding paragraphs, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

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

September 30, 2011

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

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14 by Phillip W. Ware

32.1	Certification pursuant to Section 906 by Phillip W. Ware

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: November 14, 2011	By	/s/ Phillip W. Ware
Phillip W. Ware
Chief Executive Officer,
President and Treasurer