Form 10-Q
period 2012-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-07-24
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s single class of common stock as of July 23, 2014 was 95,504,951.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March 31, 2012

		Page

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at March 31, 2012 and December 31, 2011	3

	Consolidated statements of operations for the three month periods ended March 31, 2012 and 2011 and for the period from January 31, 1953 (inception) to March 31, 2012	4

	Consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2011 and for the period from January 31, 1953 (inception) to March 31, 2012	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 5	Other Information	17

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	March 31	December 31
	2012	2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,440	$7,384

Total current assets	3,440	7,384

Certificates of deposit - Restricted	86,318	86,318

Total Assets	$89,758	$93,702

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$243,139	$235,073
Amounts due to related parties	1,179,500	1,134,922

Total current liabilities	1,422,639	1,369,995

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 75,133,824 and 75,133,824 shares, respectively	9,016,059	9,016,059
Discount on common stock	(2,184,293)	(2,184,293)
Capital in excess of par value	32,139,311	32,139,311

	38,971,077	38,971,077
Deficit accumulated during the development stage	(40,303,958)	(40,247,370)

Total shareholders’ equity (deficit)	(1,332,881)	(1,276,293)

Total liabilities and shareholders’ equity (deficit)	$89,758	$93,702

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

	Three months ended March 31,		For the period from Jan. 31, 1953 (inception) to March 31,
	2012	2011	2012

Interest and other income	$—	$81	$3,985,523
Gain on settlement	—	—	8,124,016

	—	81	12,109,539

Expenses:
Legal fees and costs	—	—	17,688,104
Administrative expenses	20,272	48,676	11,321,674
Salaries	31,250	31,250	4,677,681
Shareholder communications	5,066	300	4,188,043
Goodwill impairment	—	—	801,823
Write off of unproved properties	—	—	9,523,271
Exploration costs	—	—	188,218
Lawsuit judgments	—	—	1,941,916
Minority interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	—	—	2,350,876

	56,588	80,226	52,413,497

Net loss	$(56,588)	$(80,145)

Deficit accumulated during the development stage			$(40,303,958)

Average number of shares outstanding (basic & diluted)	75,133,824	70,661,604

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953
	Three months ended March 31,		(inception) To
	2012	2011	March 31, 2012

Operating activities:
Net loss	$(56,588)	$(80,145)	$(40,303,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	—	629	12,973
Write off of unproved properties	—	—	9,491,990
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	52,644	77,154	1,428,675

Net cash used in operating activities	(3,944)	(2,362)	(36,848,789)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	—	(3,500)	(6,652,219)
Well drilling costs	—	(3,335)	(1,285,992)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	—	(81)	(140,973)
Redemption of CDs	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash used in investing activities	—	(6,916)	(17,631)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	—	(159,988)
Sale of common stock net of expenses	—	—	31,413,111
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	—	—	36,869,860

Net increase (decrease) in cash and cash equivalents	(3,944)	(9,278)	3,440
Cash and cash equivalents at beginning of period	7,384	17,043	—

Cash and cash equivalents at end of period	$3,440	$7,765	$3,440

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 1	Financial Statements (Continued)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

Note 2.	Going Concern

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 1	Financial Statements (Continued)

Note 3.	Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through March 31, 2012.

Note 4.	Unproved Oil, Gas and Mineral Properties

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

Note 5.	Income Taxes

For the three month periods ending March 31, 2012 and 2011, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $9,441,000 in net operating loss carryforwards at December 31, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

See Note 8 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the three month periods ending March 31, 2012 or 2011. The Company owes $150,000 to Angerer & Angerer at March 31, 2012.

The Company expensed $0 and $3,494 for legal fees by the law firm of Igler & Dougherty, P.A., during the three months ended March 31, 2012 and 2011, respectively. The Company owed Igler & Dougherty, P.A. $8,000 at March 31, 2012. Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. These legal fees were paid subsequent to March 31, 2012.

The Company has been accruing compensation and related benefits to it its president and CEO. During the three months ended March 31, 2012 and 2011, the Company accrued compensation and retirement benefits of $38,328. At March 31, 2012, the Company owes compensation and related benefits to its president and CEO of $593,750 and $160,750, respectively.

The Company has also been accruing directors’ fees. During the three months ended March 31, 2012, the Company accrued $6,250 of fees to directors. At March 31, 2012, the Company owes $275,000 in directors’ fees.

Note 7.	Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 8.	Stock Transactions

Beginning in 2010, the Company has entered into various agreements to sell and sold restricted shares of its common stock for cash or in return for payment of certain Company expenses that have allowed the Company to pay lease rentals and other administrative costs necessary to keep the Company viable through the current period.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 1	Financial Statements (Continued)

Note 8.	Stock Transactions (Continued)

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

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at March 31, 2012, 972,223 shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. In February 2014, Mr. Angerer paid $30,500 for regulatory compliance costs on behalf of the Company. The Company plans to issue Mr. Angerer 15,834,199 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through June 30, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 24,843,347 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered into and performed from 2011 through June 30, 2014.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 1	Financial Statements (Continued)

Note 9.	Commitments, Contingencies and Subsequent Events

See Note 8 regarding subsequent stock transactions.

Subsequent to 2011, the Company’s property leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rental payments.

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

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the CEO and President of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 8. Mr. Ware agreed that his existing options for 450,000 shares of common stock would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issued him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of July 23, 2014. Mr. Ware resigned from the Company effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

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

During 2010 and 2011, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases in Montana and North Dakota. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. During 2012 and 2013, the Company’s own exploration efforts in Montana and North Dakota did not result in any quantifiable success and the leases have expired. Except for a few reclamation projects, we do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota if the

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Bureau of Land Management (BLM) prevails on the claim that the lease with the Federal 1-19A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company, as described in Note 8 to the consolidated financial statements.

The Company has been sustained only through the purchases of stock by the Chairman of the Board of Directors, Robert J. Angerer, Sr. The funds that Mr. Angerer has provided allowed for the abandonment expenditures and payment of operating costs to keep the Company viable. On January 14, 2010, Robert J. Angerer, Sr., the chairman of the board of directors and vice president of the Company at the time, entered into a letter agreement for the funding of immediate cash needs and granting Mr. Angerer an option to fund the Company’s and Coastal’s future obligations. Under the agreement, Mr. Angerer provided compensation to the Company including $300,000 cash and the forgiveness of $150,000 of legal fees owed to his law firm, Angerer & Angerer, forgiveness of $21,500 in director fees owed to him and credit of $240,000 to him for the completion of the Company’s purchase of leases on which there is a Red River oil and gas development prospect. In return, Mr. Angerer was issued 14,400,000 Rule 144 restricted shares of the Company’s common stock and provided an option to further fund the Company. Mr. Angerer exercised the one extension granted him to extend the time to exercise the first option for three months in exchange for the payment of $50,000. The remaining options expired unexercised.

Simultaneous with the January 14, 2010, transaction, Mr. Angerer resigned as the Vice President of both the Company and its subsidiary, but has remained as a Director and the Chairman of the Board of Directors for both.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well was logged and cased and the results and information gathered from the well were evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. The information gathered was presented to the lessor, the BLM, but the BLM considered the information insufficient to show economic quantities of gas necessary to maintain the leases and has stated that it will issue a final order finding that the leases had expired under their terms. The Company is considering an appeal of this determination.

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

March 31, 2012

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

Liquidity and Capital Resources

Liquidity

As more fully described in Note 2 to the consolidated financial statements, we have no significant assets or recurring revenues, have experienced recurring losses and have a deficit accumulated during the development stage. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. We leased mineral rights in Montana and North Dakota but the last of those leases expired under their terms in 2012 with the exception of the BLM contested lease. Management believes its efforts to obtain funding will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At March 31, 2012, we have approximately $3,000 in cash compared to approximately $7,000 at December 31, 2011. Our current liabilities exceed our current assets by approximately $1,333,000 at March 31, 2012. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through March 31, 2012, and have accrued $1,423,000 in expenses as of March 31, 2012. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

Capital Resources

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

March 31, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at March 31, 2012, 972,223 shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. In February 2014, Mr. Angerer paid $30,500 for regulatory compliance costs on behalf of the Company. The Company plans to issue Mr. Angerer 15,834,199 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through June 30, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 24,843,347 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through June 30, 2014.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Three months ended March 31, 2012 vs. March 31, 2011

We conducted limited operational activities in the first quarter of 2012 and did not conduct drilling activities in the first quarter of 2012 or 2011. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2012 expenses remained consistent with 2011 amounts. Our president, Philip Ware resigned effective February 28, 2013.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2012.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2012

ITEM 4	Controls and Procedures (Continued)

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2012

ITEM 1	Legal Proceedings

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

As of the date of this report, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

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

The Company believes that it may be classified as a PFIC for the year 2012, because it derives the majority of its gross income from the relatively small amount of interest the Company receives. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified in prior years does not affect how it will be classified in the current year.

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

March 31, 2012

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2012

ITEM 6	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: July 24, 2014	By	/s/ Robert J Angerer, Sr.
Robert J Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer