Form 10-Q
period 2012-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-07-24
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2012

		Page

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at June 30, 2012 and December 31, 2011	3

	Consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011 and for the period from January 31, 1953 (inception) to June 30, 2012	4

	Consolidated statements of cash flows for the three and six month periods ended June 30, 2012 and 2011 and for the period from January 31, 1953 (inception) to June 30, 2012	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	16

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 5	Other Information	17

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,204	$7,384

Total current assets	2,204	7,384

Certificates of deposit - Restricted	86,318	86,318

Total Assets	$88,522	$93,702

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$225,064	$235,073
Amounts due to related parties	1,224,078	1,134,922

Total current liabilities	1,449,142	1,369,995

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 75,660,740 and 75,133,824 shares, respectively	9,079,289	9,016,059
Discount on common stock	(2,228,553)	(2,184,293)
Capital in excess of par value	32,139,311	32,139,311

	38,990,047	38,971,077
Deficit accumulated during the development stage	(40,350,667)	(40,247,370)

Total shareholders’ equity (deficit)	(1,360,620)	(1,276,293)

Total liabilities and shareholders’ equity (deficit)	$88,522	$93,702

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

					For the period from Jan. 31, 1953 (inception) to June 30,
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012

Interest and other income	$—	$88	$—	$169	$3,985,523
Gain on settlement	—	—	—	—	8,124,016

	—	88	—	169	12,109,539

Expenses:
Legal fees and costs	—	—	—	—	17,688,104
Administrative expenses	7,259	28,772	27,531	77,448	11,328,933
Salaries	31,250	31,250	62,500	62,500	4,708,931
Shareholder communications	8,200	250	13,266	550	4,196,243
Goodwill impairment	—	—	—	—	801,823
Write off of unproved properties	—	—	—	—	9,523,271
Exploration costs	—	—	—	—	188,218
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,350,876

	46,709	60,272	103,297	140,498	52,460,206

Net loss	$(46,709)	$(60,184)	$(103,297)	$(140,329)

Deficit accumulated during the development stage					$(40,350,667)

Weighted average number of Shares outstanding (basic & diluted)	75,537,283	70,947,318	75,599,012	70,804,461

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953
	Six months ended		(inception)
	June 30,		To
	2012	2011	June 30, 2012

Operating activities:
Net loss	$(103,297)	$(140,329)	$(40,350,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	—	1,260	12,973
Write off of unproved properties	—	—	9,491,990
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	79,148	104,429	1,455,179

Net cash used in operating activities	(24,149)	(34,640)	(36,868,994)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	—	(30,898)	(6,652,219)
Well drilling costs	—	(3,335)	(1,285,992)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	—	(170)	(140,973)
Redemption of certification of deposit	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash used in investing activities	—	(34,403)	(17,631)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	—	(159,988)
Sale of common stock net of expenses	18,969	52,000	31,432,080
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	18,969	52,000	36,888,829

Net decrease in cash and cash equivalents	(5,180)	(17,043)	2,204
Cash and cash equivalents at beginning of period	7,384	17,043	—

Cash and cash equivalents at end of period	$2,204	$—	$2,204

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2012

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company has no revenues, had recurring losses since 2006 and prior to 2005 and has had an accumulated deficit during the development stage. The Company’s current cash position is not adequate to fund existing operations or exploration and development of any potential oil and gas properties. The Company has an agreement in place with a director which provides the director with options to further fund the Company to continue operations and exploration. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds.

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

June 30, 2012

ITEM 1	Financial Statements (Continued)

Note 3.	Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through June 30, 2012.

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

For the six month periods ending June 30, 2012 and 2011, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $9,441,000 in net operating loss carryforwards at December 31, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2012

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

See Note 8 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the six month periods ending June 30, 2012 or 2011. The Company owes $150,000 to Angerer & Angerer at June 30, 2012.

The Company expensed $0 and $6,094 for legal fees by the law firm of Igler & Dougherty, P.A., during the six months ended June 30, 2012 and 2011, respectively. Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

The Company has been accruing compensation and related benefits to it its president and CEO. During the six months ended June 30, 2012 and 2011, the Company accrued compensation and retirement benefits of $76,656. At June 30, 2012, the Company owes compensation and related benefits to its president and CEO of $625,000 and $167,828, respectively.

The Company has also been accruing directors’ fees. During the six months ended June 30, 2012, the Company accrued $12,500 of fees to directors. At June 30, 2012, the Company owes $281,250 in directors’ fees.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2012

ITEM 1	Financial Statements (Continued)

Note 8.	Stock Transactions (Continued)

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at June 30, 2012, 972,223 shares remain to be issued to Mr. Angerer.

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

June 30, 2012

ITEM 1	Financial Statements (Continued)

Note 9.	Commitments, Contingencies and Subsequent Events

See Note 8 regarding subsequent stock transactions.

Subsequent to June 30, 2012, the Company’s property leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rental payments.

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

June 30, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional funding through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company’s test wells to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in worldwide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

June 30, 2012

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

June 30, 2012

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

At June 30, 2012, we have approximately $2,000 in cash compared to approximately $7,000 at December 31, 2011. Our current liabilities exceed our current assets by approximately $1,447,000 at June 30, 2012. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through June 30, 2012, and have accrued $1,449,000 in expenses as of June 30, 2012. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

June 30, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at June 30, 2012, 972,223 shares remain to be issued to Mr. Angerer.

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

June 30, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Three months ended June 30, 2012 vs. June 30, 2011

We conducted limited operational activities in the second quarter of 2012 and did not conduct drilling activities in the second quarter of 2012 or 2011. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2012 expenses remained consistent with 2011 amounts.

Six months ended June 30, 2012 vs. June 30, 2011

We conducted limited operational activities in the first half of 2012 and did not conduct drilling activities in the first half of 2012 or 2011. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2012 expenses remained consistent with 2011 amounts.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2012.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2012

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

June 30, 2012

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

June 30, 2012

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

June 30, 2012

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

June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: July 24, 2014	By	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.
Chief Executive Officer,
President and Principal Financial Officer