Form 10-Q
period 2012-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-07-24
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2012

		Page

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Consolidated balance sheets at September 30, 2012 and December 31, 2011	3

	Consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011 and for the period from January 31, 1953 (inception) to September 30, 2012	4

	Consolidated statements of cash flows for the three and nine month periods ended September 30, 2012 and 2011 and for the period from January 31, 1953 (inception) to September 30, 2012	5

	Notes to consolidated financial statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4	Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 5	Other Information	17

ITEM 6	Exhibits	19

	Signatures	20

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$6,095	$7,384

Total current assets	6,095	7,384

Certificates of deposit - Restricted	86,446	86,318

Total Assets	$92,541	$93,702

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$229,064	$235,073
Amounts due to related parties	1,268,656	1,134,922

Total current liabilities	1,497,720	1,369,995

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 75,938,518 and 75,133,824 shares, respectively	9,112,622	9,016,059
Discount on common stock	(2,251,886)	(2,184,293)
Capital in excess of par value	32,139,311	32,139,311

	39,000,047	38,971,077
Deficit accumulated during the development stage	(40,405,226)	(40,247,370)

Total shareholders’ equity (deficit)	(1,405,179)	(1,276,293)

Total liabilities and shareholders’ equity (deficit)	$92,541	$93,702

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

					For the period from Jan. 31, 1953 (inception)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2012	2011	2012	2011	2012

Interest and other income	$127	$90	$127	$259	$3,985,650

Gain on settlement	—	—	—	—	8,124,016

	127	90	127	259	12,109,666

Expenses:
Legal fees and costs	—	7,036	—	7,036	17,688,104
Administrative expenses	19,136	25,410	46,667	102,858	11,348,069
Salaries	31,250	31,250	93,750	93,750	4,740,181
Shareholder communications	4,300	400	17,566	950	4,200,543
Goodwill impairment	—	—	—	—	801,823
Write off of unproved properties	—	—	—	—	9,523,271
Exploration costs	—	—	—	—	188,218
Lawsuit judgments	—	—	—	—	1,941,916
Minority interests	—	—	—	—	(632,974)
Other	—	—	—	—	364,865
Contractual services	—	—	—	—	2,350,876

	54,686	64,096	157,983	204,594	52,514,892

Net loss	$(54,559)	$(64,006)	$(157,856)	$(204,335)

Deficit accumulated during the development stage					$(40,405,226)

Weighted average number of shares outstanding (basic & diluted)	75,837,527	71,004,461	76,016,540	71,061,604

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

A Development Stage Company

(Unaudited)

			For the period from Jan. 31, 1953
	Nine months ended		(inception)
	September 30,		To
	2012	2011	September 30, 2012

Operating activities:
Net loss	$(157,856)	$(204,335)	$(40,405,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Minority interest	—	—	(602,949)
Depreciation	—	1,374	12,973
Write off of unproved properties	—	—	9,491,990
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	127,725	159,100	1,503,756

Net cash used in operating activities	(30,131)	(43,861)	(36,874,976)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	—	(30,898)	(6,652,219)
Well drilling costs	—	(3,335)	(1,285,992)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificate of deposit	(127)	(259)	(141,100)
Redemption of certification of deposit	—	—	54,655
Purchase of minority interest in CPC	—	—	(801,823)
Purchase of fixed assets	—	—	(74,623)

Net cash used in investing activities	(127)	(34,492)	(17,758)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	—	(159,988)
Sale of common stock net of expenses	28,969	70,000	31,442,080
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	28,969	70,000	36,898,829

Net increase (decrease) in cash and cash equivalents	(1,289)	(8,353)	6,095
Cash and cash equivalents at beginning of period	7,384	17,043	—

Cash and cash equivalents at end of period	$6,095	$8,690	$6,095

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2012

ITEM 1	Financial Statements (Continued)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

September 30, 2012

ITEM 1	Financial Statements (Continued)

Note 3.	Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through September 30, 2012.

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

For the nine month periods ending September 30, 2012 and 2011, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carryforwards. The Company had approximately $9,441,000 in net operating loss carryforwards at December 31, 2011.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2012

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

See Note 8 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the nine month periods ending September 30, 2012 or 2011. The Company owes $150,000 to Angerer & Angerer at September 30, 2012.

The Company expensed $0 and $7,036 for legal fees by the law firm of Igler & Dougherty, P.A., during the nine months ended September 30, 2012 and 2011, respectively. Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005.

The Company has been accruing compensation and related benefits to it its president and CEO. During the nine months ended September 30, 2012 and 2011, the Company accrued compensation and retirement benefits of $114,984. At September 30, 2012, the Company owes compensation and related benefits to its president and CEO of $656,250 and $174,906, respectively.

The Company has also been accruing directors’ fees. During the nine months ended September 30, 2012, the Company accrued $18,750 of fees to directors. At September 30, 2012, the Company owes $287,500 in directors’ fees.

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

September 30, 2012

ITEM 1	Financial Statements (Continued)

Note 8.	Stock Transactions (Continued)

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at September 30, 2012, 972,223 shares remain to be issued to Mr. Angerer.

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

September 30, 2012

ITEM 1	Financial Statements (Continued)

Note 9.	Commitments, Contingencies and Subsequent Events

See Note 8 regarding subsequent stock transactions.

Subsequent to September 30, 2012, the Company’s property leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rental payments.

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

September 30, 2012

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

September 30, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Bureau of Land Management (BLM) prevails on the claim that the lease with the Federal 1-19A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company, as described below and in Note 8 to the consolidated financial statements.

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

September 30, 2012

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

At September 30, 2012, we have approximately $6,000 in cash compared to approximately $7,000 at December 31, 2011. Our current liabilities exceed our current assets by approximately $1,491,000 at September 30, 2012. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through September 30, 2012, and have accrued $1,498,000 in expenses as of September 30, 2012. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

September 30, 2012

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

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2011, 3,472,221 shares have been reflected as issued under the October 2011 agreement; and at September 30, 2012, 972,223 shares remain to be issued to Mr. Angerer.

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

September 30, 2012

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Three months ended September 30, 2012 vs. September 30, 2011

We conducted limited operational activities in the third quarter of 2012 and did not conduct drilling activities in the third quarter of 2012 or 2011. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2012 expenses remained consistent with 2011 amounts.

Nine months ended September 30, 2012 vs. September 30, 2011

We conducted limited operational activities in the first three quarters of 2012 and did not conduct drilling activities in the first three quarters of 2012 or 2011. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2012 expenses remained consistent with 2011 amounts.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2012.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2012

ITEM 4	Controls and Procedures (Continued)

c.	Limitations on the Effectiveness of Controls Our management, including our Chief Executive and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

September 30, 2012

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

September 30, 2012

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2012

ITEM 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September  30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: July 24, 2014	By	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.
Chief Executive Officer,
President and Principal Financial Officer