Form 10-K
period 2012-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-08-29
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,364,354 (U.S.) at June 30, 2012.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 97,518,283 shares outstanding as of August 29, 2014.

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

None

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	44

All monetary figures set forth are expressed in United States currency.

PART I

Item 1.	Business.

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

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean has been engaged through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. At December 31, 2011, Coastal Caribbean’s principal asset was its 100% interest in its subsidiary Coastal Petroleum and nonproducing oil and gas leases on approximately 32,313 net acres of land in Valley County, Montana, and approximately 400 net acres of land in Slope County, North Dakota. During and subsequent to 2012, all the Company’s oil and gas leases expired under their terms, due to the Company being unable to establish production on the leases, or in the case of less prospective leases, for nonpayment of lease rentals. During 2012, the Company continued to hold and conducted limited operations on the lease at the location of the Company’s Federal 1-19A well. During 2012 and 2011, the Company recorded impairment losses for all costs incurred for property leases, exploration and development activities relating to the remaining leases.

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

The Company utilized the funds it received from the Agreement with the State of Florida to acquire the leases in Montana and North Dakota described above and to begin drilling there. No quantified discoveries of economic quantities of oil or gas were made on these properties; therefore, the Company had no proved reserves of oil and gas and has had no production. Other than the lease covering the location of the Company’s Federal 1-19A well, the Montana and North Dakota leases expired during 2012.

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company explored for oil and gas in Montana, although during 2012, the Company’s primary activity was seeking capital, while performing some testing and completion operations on the Valley County, Montana Leases.

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

When acting as the operator and conducting drilling operations, Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not currently conducting drilling operations and therefore does not currently have such insurance. The Company is not aware of any environmental claims existing as of December 31, 2012 that would have a material impact upon the Company’s financial position, results of operations, or liquidity.

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

Employees

As of the date of this report, the Company has no employees. At December 31, 2012, the Company had one employee. The Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it believes it is more cost effective than employing a full time staff.

Oil and Gas Properties

The Company does not currently hold any oil and gas property or rights. The Company held leases in Valley County, Montana covering approximately 32,313 net acres and leases covering approximately 400 net acres in Slope County, North Dakota. The leases expired, except in a few cases of less prospective leases where rentals were not paid, so the Company no longer has any rights to these properties. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company is considering appealing a determination by the Bureau of Land Management that the lease covering the Company’s Federal 1-19A well has expired.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Properties

Information required by Item 2 “Properties” is included under Item 1 “Business.” See “Oil and Gas Properties” Section under Item I Business and page 6.

Disclosure Concerning Oil and Gas Operations.

Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5)	Undeveloped Acreage.

Information required by Item 2 “Properties” is included under Item 1 “Business.” See “Oil and Gas Properties” Section under Item I Business and page 6.

(6)	Drilling Activity.

None.

(7)	Present Activities.

None.

Item 3.	Legal Proceedings.

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

As of the date of this report, to the best of our knowledge, there are no material litigation matters pending or threatened against us.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal market for the Company’s common stock is in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

2011	1st quarter	2nd quarter	3rd quarter	4th quarter
High	0.14	0.11	0.07	0.07
Low	0.09	0.04	0.04	0.04

2012	1st quarter	2nd quarter	3rd quarter	4th quarter
High	0.06	0.10	0.04	0.03
Low	0.03	0.02	0.01	0.02

Holders.

The approximate number of record holders of the Company’s common stock at August 29, 2014 was 7,792.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the deficit accumulated during the development stage of $40,879,680 at December 31, 2012, and to fund its operations.

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

Passive income for this purpose generally includes dividends, interest, royalties, rents, and gains from commodities and securities transactions. Special rules apply in cases where a foreign corporation owns directly or indirectly at least a 25 percent interest in a subsidiary, measured by value. In this case, the foreign corporation is treated as holding its proportionate share of the assets of the subsidiary and receiving directly its proportionate share of the income of the subsidiary when determining whether it is a PFIC. Thus, Coastal Caribbean would be deemed to receive it’s pro rata share of the income and to hold it’s pro rata share of the assets, of Coastal Petroleum.

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon the estimated gross income of the Company during 2012, and the relatively small amount of interest the Company received, the Company believes that it may be classified as a PFIC for the year 2012.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean’s undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2012. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

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

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another subsequent new agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $65,873 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 17,847,532 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through July 31, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 26,856,680 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through August 29, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial information (in thousands except for per share amounts) for the Company insofar as it relates to each of the three years in the period ended December 31, 2012 has been taken from the Company’s consolidated financial statements.

	Years ended December 31,
	2012	2011	2010
Net loss	$(632)	$(3,085)	$(306)

Net loss per share (basic and diluted)	$(.01)	$(.04)	$(.01)

Cash and cash equivalents and marketable securities	$2	$7	$17

Unproved oil, gas and, mineral properties (full cost method)	$—	$—	$2,775

Total assets	$88	$94	$2,880

Shareholders’ equity (deficit):
Common stock	$9,560	$9,016	$8,479
Discount on common stock	(2,587)	(2,184)	(1,842)
Capital in excess of par value	32,139	32,139	32,139
Stock subscription	—	—	—
Deficit accumulated during the development stage	(40,880)	(40,247)	(37,163)

Total shareholders’ equity (deficit)	$(1,768)	$(1,276)	$1,613

Common stock shares outstanding (weighted average)	76,063	71,743	64,761

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2011 and 2012, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases in Montana and North Dakota. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. During 2012 and 2013, the Company’s own exploration efforts in Montana and North Dakota did not result in any quantifiable success and the leases have expired. Except for a few reclamation projects, we do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota if the BLM prevails on the claim that the lease with the Federal 19-1A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases, as described in Item 5 – “Recent Sales of Unregistered Securities.”

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

At December 31, 2012, we have approximately $1,500 in cash compared to approximately $7,000 at December 31, 2011. Our current liabilities exceed our current assets by approximately $1,854,000 at December 31, 2012. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through December 31, 2012, and have accrued approximately $1,860,000 in expenses as of December 31, 2012. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another subsequent new agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $65,873 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 17,847,532 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through July 31, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 26,856,680 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through July 31, 2014.

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

During 2012, we conducted limited operational activities but did not conduct drilling activities as our efforts have primarily been focused on soliciting funding.

2012 vs. 2011

During 2012, we conducted limited operations including a nitrogen fracturing operation on the Federal 1-19A well in Montana. During 2011, we did not conduct any drilling operations.

Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to maintain our leases in North Dakota and Montana.

During 2012, our leases expired due to the expiration of the time remaining under some of the leases, as we were unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 and $2,832,519 for the years ended December 31, 2012 and 2011, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for each of the years in the two-year period ended December 31, 2012 and for the period from January 31, 1953 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Caribbean Oils & Minerals, Ltd. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from January 31, 1953 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

August 29, 2014

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,577	$7,384

Total current assets	1,577	7,384
Certificates of deposit - Restricted	86,485	86,318

Total assets	$88,062	$93,702

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued liabilities	$542,493	$235,073
Amounts due to related parties	1,313,235	1,134,922

Total current liabilities	1,855,728	1,369,995

Shareholders’ equity (deficit):
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 79,670,752 and 75,133,824 shares, respectively	9,560,490	9,016,059
Discount on common stock par value	(2,587,787)	(2,184,293)
Capital in excess of par value	32,139,311	32,139,311

	39,112,014	38,971,077
Deficit accumulated during the development stage	(40,879,680)	(40,247,370)

Total shareholders’ equity (deficit)	(1,767,666)	(1,276,293)

Total liabilities and shareholders’ equity (deficit)	$88,062	$93,702

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2012	2011	Dec. 31, 2012
Gain on settlement	$—	$—	$8,124,016
Interest and other income	167	294	3,985,690

	167	294	12,109,706

Expenses:
Legal fees and costs	—	5,351	17,688,104
Administrative expenses	70,244	111,712	11,371,646
Salaries	125,000	125,000	4,771,431
Shareholder communications	21,866	10,406	4,204,843
Goodwill impairment	—	—	801,823
Write off of unproved properties	415,367	2,832,519	9,938,638
Exploration costs	—	—	188,218
Lawsuit judgments	—	—	1,941,916
Non-controlling interests	—	—	(632,974)
Other	—	—	364,865
Contractual services	—	—	2,350,876

	632,477	3,084,988	52,989,386

Net loss before income Taxes	(632,310)	(3,084,694)	(40,879,680)
Income tax benefit	—	—	—

Net loss	$(632,310)	$(3,084,694)

Deficit accumulated during the development stage			$(40,879,680)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.01)	$(.04)

Weighted average number of shares outstanding (basic and diluted)	76,062,570	71,742,784

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years Ended December 31,		For the period from Jan. 31, 1953 (inception) to
	2012	2011	Dec. 31, 2012
Operating activities:
Net loss	$(632,310)	$(3,084,694)	$(40,879,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	—	—	(8,124,016)
Goodwill impairment	—	—	801,823
Stock issued for services	—	—	(602,949)
Depreciation	—	1,374	12,973
Write off of unproved properties	415,367	2,801,238	9,907,357
Common stock issued for services	—	—	119,500
Compensation recognized for stock option grant	—	—	75,000
Recoveries from previously written off properties	—	—	252,173
Net change in:
Accounts payable and accrued liabilities	70,366	128,890	1,446,397

Net cash used in operating activities	(146,577)	(153,192)	(36,991,422)

Investing activities:
Additions to oil, gas, and mineral properties net of assets acquired for common stock and reimbursements	—	(51,172)	(6,652,219)
Well drilling costs	—	—	(1,285,992)
Sale of unproved nonoperating interests	—	—	512,595
Net proceeds from settlement	—	—	8,124,016
Proceeds from relinquishment of surface rights	—	—	246,733
Purchase of certificates of deposit	(167)	(294)	(141,140)
Redemption of certificate of deposit	—	—	54,655
Purchase of non-controlling interest in subsidiary	—	—	(801,823)
Purchase of equipment	—	—	(74,623)

Net cash used in investing activities	(167)	(51,466)	(17,798)

Financing activities:
Notes payable proceeds	—	—	184,988
Repayment of loans	—	—	(159,988)
Sale of common stock, net of expenses	140,937	194,999	31,554,048
Shares issued upon exercise of options	—	—	891,749
Sale of shares by subsidiary	—	—	820,000
Sale of subsidiary shares	—	—	3,720,000

Net cash provided by financing activities	140,937	194,999	37,010,797

Net (decrease) increase in cash and cash equivalents	(5,807)	(9,659)	1,577
Cash and cash equivalents at beginning of period	7,384	17,043	—

Cash and cash equivalents at end of period	$1,577	$7,384	$1,577

Supplemental cash flow information:
Capital expenditures financed through accounts payable	$415,367	$—	$415,367

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

A Development Stage Company

CONSOLIDATED STATEMENT OF COMMON STOCK

AND CAPITAL IN EXCESS OF PAR VALUE

(Expressed in U.S. dollars)

For the period from January 31, 1953 (inception) to December 31, 2012

	Number of Shares	Common Stock	Discount on Common Stock	Capital in Excess of Par Value
Shares issued for net assets and unrecovered costs at inception	5,790,210	$579,021	$—	$1,542,868
Sales of common stock	26,829,486	3,224,014	—	16,818,844
Shares issued upon exercise of stock options	510,000	59,739	—	799,760
Market value ($2.375 per share) of shares issued in 1953 to acquire an investment	54,538	5,454	—	124,074
Shares issued in 1953 in exchange for 1/3rd of a 1/60th overriding royalty (sold in prior year) in nonproducing leases of Coastal Petroleum	84,210	8,421	—	—
Market value of shares issued for services rendered during the period 1954-1966	95,188	9,673	—	109,827
Net transfers to restate the par value of common stock Outstanding in 1962 and 1970 to $0.12 per share	—	117,314	—	(117,314)
Increase in Company’s investment (equity) due to capital transactions of Coastal Petroleum in 1976	—	—	—	117,025

Balance at December 31, 1990	33,363,632	4,003,636	—	19,395,084
Sale of subsidiary shares	—	—	—	300,000

Balance at December 31, 1991	33,363,632	4,003,636	—	19,695,084
Sale of subsidiary shares	—	—	—	390,000

Balance at December 31, 1992	33,363,632	4,003,636	—	20,085,084
Sale of subsidiary shares	—	—	—	1,080,000

Balance at December 31, 1993	33,363,632	4,003,636	—	21,165,084
Sale of subsidiary shares	—	—	—	630,000

Balance at December 31, 1994	33,363,632	4,003,636	—	21,795,084
Sale of subsidiary shares	—	—	—	600,000

Balance at December 31, 1995	33,363,632	4,003,636	—	22,395,084
Sale of common stock	6,672,726	800,727	—	5,555,599
Sale of subsidiary shares	—	—	—	480,000
Exercise of stock options	10,000	1,200	—	12,300

Balance at December 31, 1996	40,046,358	4,805,563	—	28,442,983
Sale of subsidiary shares	—	—	—	240,000
Exercise of stock options	10,000	1,200	—	10,050

Balance at December 31, 1997,1998 and 1999	40,056,358	4,806,763	—	28,693,033
Sale of common stock	3,411,971	409,436	—	2,729,329
Compensation recognized for stock option grant	—	—	—	75,000

Balance at December 31, 2000 and 2001	43,468,329	5,216,199	—	31,497,362
Sale of common stock	2,743,275	329,193	—	570,449

Balance as of December 31, 2002	46,211,604	5,545,392	—	32,067,811
Sale of subsidiary shares	—	—	—	70,000

Balance as of December 31, 2003 through 2007	46,211,604	5,545,392		32,137,811
Exercise of stock options	50,000	6,000	—	1,500

Balance as of December 31, 2008	46,261,604	5,551,392	—	32,139,311
Sale of common stock	1,191,333	142,960	(75,460)	—
Shares issued for services	483,667	58,040	(28,015)	—

Balance as of December 31, 2009	47,936,604	5,752,392	(103,475)	32,139,311
Sale of common stock	22,725,000	2,727,000	(1,739,150)	—

Balance as of December 31, 2010	70,661,604	8,479,392	(1,842,625)	32,139,311
Sale of common stock	4,472,220	536,667	(341,668)	—

Balance as of December 31, 2011	75,133,824	9,016,059	(2,184,293)	32,139,311
Sale of common stock	4,536,928	544,431	(403,494)	—

Balance as of December 31, 2012	79,670,752	$9,560,490	$(2,587,787)	$32,139,311

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

The Company assesses whether its unproved properties are impaired at least on a quarterly basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Our capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves based on current economic and operating conditions, plus the cost of properties not being amortized. The Company has determined that all of its leases and development costs were impaired due to its inability to pay the future annual leases on our properties. As a result, we recorded an impairment charge of $415,367 and $2,832,519 for the years ended December 31, 2012 and 2011, respectively.

Sales of unproved nonoperating interests in oil and gas leases are accounted for as a reduction in the capitalized amount of the leases.

Sale of Subsidiary Shares

All amounts realized from the sale of Coastal Petroleum shares have been credited to capital in excess of par value.

1.	Summary of significant accounting policies (Continued)

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

The Company has determined that its leases and capitalized development costs were impaired due to the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 and $2,832,519 for the years ended December 31, 2012 and 2011, respectively.

Montana Leases

The Company had a presence in Valley County, Montana, where it held leases covering approximately 32,313 net acres, which were the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. During 2012, these leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 and $2,832,519 for the years ended December 31, 2012 and 2011, respectively. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company is considering appealing a determination by the BLM that the lease covering the Company’s Federal 1-19A well has expired.

2.	Unproved Oil, Gas and Mineral Properties (Continued)

North Dakota Leases

In July 2005, the Company acquired leases to the deeper rights in approximately 21,688 net acres in and near Slope County, North Dakota. During and subsequent to 2012, these leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals.

3.	Common Stock

The Company’s Bye-Law No. 21 provides that any matter to be voted upon must be approved not only by a majority of the shares voted at such meeting, but also by a majority in number of the shareholders present in person or by proxy and entitled to vote thereon.

The following represents shares issued upon sales of common stock:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1953	300,000	$30,000	$654,000
1954	53,000	5,300	114,265
1955	67,000	6,700	137,937
1956	77,100	7,710	139,548
1957	95,400	9,540	152,492
1958	180,884	18,088	207,135
1959	123,011	12,301	160,751
1960	134,300	13,430	131,431
1961	127,500	12,750	94,077
1962	9,900	990	8,036
1963	168,200	23,548	12,041
1964	331,800	46,452	45,044
1965	435,200	60,928	442,391
1966	187,000	26,180	194,187
1967	193,954	27,153	249,608
1968	67,500	9,450	127,468
1969	8,200	1,148	13,532
1970	274,600	32,952	117,154
1971	299,000	35,880	99,202
1972	462,600	55,512	126,185
1973	619,800	74,376	251,202
1974	398,300	47,796	60,007
1975	—	—	(52,618)
1976	—	—	(8,200)
1977	850,000	102,000	1,682,706
1978	90,797	10,896	158,343
1979	1,065,943	127,914	4,124,063
1980	179,831	21,580	826,763
1981	30,600	3,672	159,360
1983	5,318,862	638,263	1,814,642
1985	—	—	(36,220)
1986	6,228,143	747,378	2,178,471
1987	4,152,095	498,251	2,407,522
1990	4,298,966	515,876	26,319
1996	6,672,726	800,727	5,555,599
2000	3,411,971	409,436	2,729,329
2002	2,743,275	329,193	570,449
2009	1,191,333	142,960	—
2010	22,725,000	2,727,000	—
2011	4,472,220	536,667	—
2012	4,536,928	544,431	—

	72,582,939	$8,714,428	$25,674,221

3.	Common Stock (Continued)

The following represents shares issued upon exercise of stock options:

Year	Number of Shares	Common Stock	Capital in Excess of Par Value
1955	73,000	$7,300	$175,200
1978	7,000	840	6,160
1979	213,570	25,628	265,619
1980	76,830	9,219	125,233
1981	139,600	16,752	227,548
1996	10,000	1,200	12,300
1997	10,000	1,200	10,050
2008	50,000	6,000	1,500

	580,000	$68,139	$823,610

The Company has entered into various agreements to sell and sold restricted shares of its common stock for cash or in return for payment of certain Company expenses, allowing the Company to pay lease rentals and other administrative costs necessary to keep the Company viable through the current period.

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

Then in October 2011, in order to fund immediate cash needs at that time, the Company entered into another subsequent new agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $65,873 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 17,847,532 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through July 31, 2014, under the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 26,856,680 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered into and performed from 2011 through July 31, 2014.

4.	Stock Option Plans

At December 31, 2012, the Company maintains two stock-based employee compensation plans.

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

The Company did not issue any stock options or share-based payments in 2012 or in 2011.

The following table summarizes employee stock option activity:

Employee Options Outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at December 31, 2010	450,000	.15 - .20	.17	80,000	—
Issued or cancelled during 2011	(100,000)	.15	.15	(15,000)	—

Outstanding and exercisable at December 31, 2011	350,000	.15 - .20	.18	65,000	—
Issued or cancelled during 2012	—	—	—	—	—

Outstanding and exercisable at December 31, 2012	350,000	.15 - .20	.18	65,000	—

Available for grant at December 31, 2012:	2,925,000

The Aggregate Intrinsic Value in the preceding table represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price times the number of shares that would have been received by the option holders had the option holders exercised their options on December 31, 2012.

4.	Stock Option Plans (Continued)

Summary of Employee Options Outstanding at December 31, 2012

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	July 25, 2015	.15
Granted 2005	250,000	December 20, 2015	.20
Granted 2005	50,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2012, and 2011 was 3 years and 4 years, respectively. In connection with a separation agreement in September 2012, the president agreed that the options for 250,000 shares and the options for 50,000 shares would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired.

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued.

A summary of non-employee option activity follows:

Non-Employee Options Outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at December 31, 2010	25,000	.15	.15	3,750	—
Issued or cancelled during 2011	—	—	—	—	—

Outstanding and exercisable at December 31, 2011	25,000	.15	.15	3,750	—
Issued or cancelled during 2012	—	—	—	—	—

Outstanding and exercisable at December 31, 2012	25,000	.15	.15	3,750	—

The Company did not issue any stock options or share-based payments to non-employees in 2012 or in 2011.

The Aggregate Intrinsic Value in the preceding table represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price times the number of shares that would have been received by the option holders had the option holders exercised their options on December 31, 2012.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2012

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 18, 2015	.15

5.	Income taxes

The Company is organized under the laws of Bermuda. Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida. For 2012 and 2011, the subsidiary has net taxable losses. The subsidiary will have approximately $11,585,000 in net operating losses to carry forward to 2012. The remaining net operating loss carry forwards expire in periods from 2013 through 2032 as follows: $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026, $135,000 in 2027, $112,000 in 2028, $480,000 in 2029, $3,000 in 2031, and $3,527,000 in 2032. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2012	2011
Net operating losses	$4,055,000	$3,304,000
Accruals to related parties	305,000	382,000
Impairment of unproved properties	—	990,000

Total deferred tax assets	4,360,000	4,677,000
Valuation allowance	(4,360,000)	(4,677,000)

Net deferred tax assets	$—	$—

Components of the income tax provision for the years ended December 31, are as follows:

	2012	2011
Provision for income taxes
Current provision (benefit)	$—	$—
Deferred asset valuation allowance (reversal)	—	—

Net income tax provision (benefit)	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company’s income tax returns for the past three years are subject to examination by tax authorities, except possibly in future years should it utilize any net operating loss originating prior to 2007

The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

6.	Related party transactions

See Note 3 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in 2012 or 2011. The Company owes $150,000 to Angerer & Angerer at December 31, 2012.

6.	Related party transactions (Continued)

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. No amounts were paid or accrued to Mr. Angerer, Sr. in 2012 or 2011.

Also since June 2009, the Company has retained Robert J. Angerer, Jr., a partner in Angerer & Angerer, who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s former website. No amounts were paid or accrued to Mr. Angerer, Jr. in 2012 or 2011.

The Company expensed $7,000 for legal fees by the law firm of Igler & Dougherty, P.A., during 2011. No amounts were expensed to Igler & Dougherty, P.A. during 2012. The Company owed Igler & Dougherty, P.A. $14,595 at December 31, 2012 and 2011. Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. These legal fees were paid subsequent to December 31, 2012.

The Company has been accruing compensation and related benefits to it its president and CEO. During 2012, the Company accrued compensation and retirement benefits of $125,000 and $18,750, respectively. At December 31, 2012, the Company owed compensation and related benefits to its president and CEO of $687,500 and $181,985, respectively. At December 31, 2011, the Company owed compensation and related benefits to its president and CEO of $562,500 and $153,672, respectively.

The Company has also been accruing directors’ fees. During 2012 and 2011, the Company accrued $25,000 of fees to directors. At December 31, 2012 and 2011, the Company owed $293,750 and $268,750, respectively in directors’ fees.

7.	Concentrations of credit risk

All demand and certificates of deposit are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured under FDIC protection. Demand deposit bank balances totaled $1,577 and $7,384 at December 31, 2012 and 2011, respectively. Certificates of deposit balances were $86,485 and $86,318 at December 31, 2012 and 2011, respectively.

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

During and subsequent to December 31, 2012, the Company’s property leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rental payments.

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

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the CEO and President of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 3. Mr. Ware agreed that his existing options for 450,000 shares of common stock (Note 4) would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issued him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of August 29, 2014. Mr. Ware resigned from the Company effective February 28, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

a.	Management’s evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, management believes that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported, and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and based upon that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

As of December 31, 2012, the board of directors included three members, two of whom, Mr. Ware and Mr. Angerer, also serve as executive officers. One class currently has no directors. Current directors will remain in their positions until they resign or their successors are elected.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Director With a One Year Term Expiring at the 2011 Annual Meeting

Herbert D. Haughton*	2005	None	Mr. Haughton, age 71, is a banking, corporate and securities lawyer who retired from as a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, in 2012, where he had practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law. Mr. Haughton’s financial and business background as well as his legal education and background and his past leadership to the Company have led the directors to conclude that he is valuable to the Company and should serve as a director of the Company.

Director With a Two Year Term Expiring at the 2012 Annual Meeting:

Phillip W. Ware **	1985	President, Chief Executive Officer and Principal Accounting Officer	Mr. Ware, age 63, resigned effective February 28, 2013, was employed by Coastal Petroleum Company since 1976. He served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida. Mr. Ware’s education and experience in geology and petroleum geology in particular as well as his many years with the Company has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years
Director With a Three Year Term Expiring at the 2013 Annual Meeting:

Robert J. Angerer, Sr.*	2003	Chairman of the Board	Mr. Angerer, age 66, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He was a partner in the Tallahassee law firm of Angerer & Angerer from 1994 until 2009 and is again a partner in Angerer & Angerer as of 2014. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003. Mr. Angerer’s legal and engineering education and background as well as his experience in the oil industry and service to the Company in multiple roles, has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

*	Members of the Board of Directors Compensation Committee.
**	Resigned as a director subsequent to December 31, 2012.

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

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. During 2012, $125,000 of Mr. Ware’s compensation for his services was accrued. Mr. Ware devoted 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.

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

Item 11.	Executive Compensation.

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

The compensation package of the indicated named executive officer during the year ended December 31, 2012, consisted almost entirely of base salary.

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

Compensation Program Benchmarking

The Compensation Committee endeavors to conduct its review on an annual basis for the named executive officer to ensure that our compensation program works as designed and intended. This review by the Compensation Committee also facilitates discussion among the members of the Compensation Committee regarding our compensation program. The Compensation Committee has not retained the services of a compensation consultant during 2011 or 2012.

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2012:

2012 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the Compensation Committee’s first meeting of each year, the Compensation Committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2012 based upon the factors set out above. The Compensation Committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2012 Long-Term Incentives. The Company has in the past provided long-term incentives. Primarily this has been done through the issuance of stock options; however there is no set program or requirements for issuance of the stock options. Instead, stock options may be issued at the discretion of the Compensation Committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The Compensation Committee did not grant any stock options in 2012 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled. On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were earned or paid during 2012.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2012. We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s base salary was $125,000

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(3) ($)	Total ($)
Phillip W. Ware, Chief Executive Officer, President, Chief Financial Officer, Director	2012 2011 2010	125,000 125,000 125,000	(4) (5) (6)	— — —	— — —	— — —	— — —	— — —	18,750 18,750 18,750	143,750 143,750 143,750

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)	Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.
(3)	Payment to SEP-IRA pension plan (2010, 2011 and 2012 amounts have been deferred).
(4)	Payment of $125,000 was accrued and not paid in 2012.
(5)	Payment of $125,000 was accrued and not paid in 2011.
(6)	Payment of $114,583 was accrued and not paid in 2010.

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2012.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012, held by the named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Phillip W. Ware	50,000 250,000	— —	— —	0.15 0.20	July 25, 2015 December 20, 2015	(1) (1)	— —	— —	— —	— —

(1)	In connection with a severance agreement in September 2012, the employee agreed the options would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired.

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

We did not pay our directors in 2012 and accrued $25,000 owed to them at December 31, 2012. Director’s fees of $25,000 were also accrued and not paid in 2011. Mr. Angerer and Mr. Ware discontinued receiving fees after the first quarter of 2009. The following table shows the compensation of the Company’s directors for the year ended December 31, 2012

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

August 26, 2014	COMPENSATION COMMITTEE

Herbert D. Haughton, Chair Robert J. Angerer, Sr.

Item 12.	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

As of December 31, 2012, Mr. Robert J. Angerer, Sr. beneficially owned 32,871,234 shares, or 41.26% of our common stock, and his son, Mr. Robert J. Angerer, Jr., owned 816,914 shares, or 1.03% of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of August 29, 2014, the only person or apparent groups of persons known by management to own beneficially five percent or more of the Company’s outstanding shares is as follows:

Person	Shares Owned	Percentage of Shares Outstanding
Robert J. Angerer, Sr. P.O. Box 10468 Tallahassee, FL 32312	50,718,766	52.01%

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company’s common stock owned beneficially at August 29, 2014, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class
Phillip W. Ware	454,121	300,000	0.47%
Robert J. Angerer, Sr.	50,718,766	0	52.01%
Herbert D. Haughton	50,000	50,000	0.05%

All directors as a group	51,222,887	350,000	52.53%

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2012

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

The Company’s 1995 Stock Option Plan was adopted by the Board of Directors of the Company in March 1995. 1,000,000 shares of the Company’s common stock were authorized for issuance under their terms of the plan. Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest, who, in the sole opinion of the Committee of the Board administering the Plan, are responsible for the management and/or growth of all or part of the business of the Company. The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and served the Company in that capacity, as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting, until May 2009. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. No amounts were billed or paid in 2012 or 2011.

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, has been SEC counsel to the Company for almost five years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. During 2011, Igler & Dougherty billed the Company $7,000 for legal fees. No amounts were billed in 2012.

Item 14.	Principal Accountant Fees and Services.

Averett Warmus Durkee, P.A. audited the Company’s financial statements for 2012 and 2011 and performed the reviews for 2012 and 2011. Fees related to services performed by Averett Warmus Durkee P.A. 2012 and 2011 were as follows:

	2012	2011
Audit Fees (1)	$24,000	$24,000
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-

Total	$24,000	$24,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Company’s independent auditors. There are currently not enough independent directors to comprise an Audit Committee, so since that time the entire Board of Directors has carried out the duties that would otherwise be carried out by an Audit Committee. The Audit Committee, or the Board of Directors after October 2008, pre-approved all audit related and non-audit services in 2012 and 2011.

The Board of Directors has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2012, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Based on the reviews and discussions referred to above, the Board approved the inclusion of Coastal Caribbean’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

The financial statements listed below and included under Item 8 above are filed as part of this report.

Page

Report of Independent Registered Public Accounting Firm	14

Consolidated balance sheets at December 31, 2012 and 2011	15

Consolidated statements of operations for each of the two years in the period ended December 31, 2012 and for the period from January 31, 1953 (inception) to December 31, 2012.	16

Consolidated statements of cash flows for each of the two years in the period ended December 31, 2012 and for the period from January 31, 1953 (inception) to December 31, 2012.	17

Consolidated statement of common stock and capital in excess of par value for the period from January 31, 1953 (inception) to December 31, 2012	18

Notes to consolidated financial statements.	19-27

Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

Exhibits

The following exhibits are filed as part of this report:

10.	Material contracts.

(g)	Stock Option Plan adopted March 7, 1995 filed as Exhibit 4A to form S-8 dated July 28, 1995 (File Number 001-04668) is incorporated herein by reference.

(h)	Memorandum of Settlement dated June 1, 2005 between Coastal Petroleum Company, et al. and the State of Florida filed as Exhibit 10(h) to form 10K-A dated July 27, 2005 (File Number 001-04668) is incorporated herein by reference.

(i)	Incentive Stock Option Plan adopted September 30, 2005 and approved by the shareholders on December 9, 2005 filed as Appendix A to form DEF 14A dated November 3, 2005 (File Number 001-04668) is incorporated herein by reference.

(j)	Code of Ethics applicable to principal executive and financial officers adopted December 20, 2005 filed as Exhibit 10(j) to form 10K dated March 8, 2006 (File Number 001-04668) is incorporated herein by reference.

(k)	Exploration Agreement between Coastal Petroleum Company and Victory Energy Corporation filed as Exhibit 10(k) to Form 8-K dated April 12, 2007 (File Number 001-04668) is incorporated by reference.

(l)	Agreement with Robert J. Angerer, Sr. filed as Exhibit 10(l) to Form 8-K dated January 20, 2010 (File Number 001-04668) is incorporated by reference.

(m)	Agreement with Robert J. Angerer, Sr. dated October 17, 2011, filed as Exhibit 10(m) to Form 8-K dated October 24, 2011 (File Number 001-04668) is incorporated by reference.

(n)	Agreement with Robert J. Angerer, Sr. dated September 12, 2012, filed as Exhibit 10(n) to Form 10-K dated June 3, 2014 (File Number 001-04668) is incorporated by reference.

(o)	Separation Agreement with Phillip W. Ware, dated September 17, 2012, filed as Exhibit 10(o) to Form 10-K dated June 3, 2014 (File Number 001-04668) is incorporated by reference.

21.	Subsidiaries of the registrant.

The Company has one subsidiary, Coastal Petroleum Company, a Florida corporation which is 100 % owned.

23.	Consent of experts and counsel.

23.1	Consent of Averett Warmus Durkee, P.A.

31.1	Certification pursuant to Rule 13a-14 by Robert J Angerer, Sr.

32.1	Certification pursuant to Section 906 by Robert J Angerer, Sr.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By	/s/ Robert J. Angerer, Sr.
Robert J Angerer, Sr., Chief Executive Officer,
President and Principal Financial Officer

Dated: August 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Robert J. Angerer, Sr.	By	/s/ Herbert D. Haughton
	Robert J Angerer, Sr.		Herbert D. Haughton
	Director, Chief Executive Officer,		Director
President and Principal Financial Officer

Dated: August 29, 2014		Dated: August 29, 2014

INDEX TO EXHIBITS

Exhibit No.

23.1	Consent of Averett Warmus Durkee, P.A.

31.1	Certification pursuant to Rule 13a-14 by Robert J Angerer, Sr.

32.1	Certification pursuant to Section 906 by Robert J Angerer, Sr.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document