Form 10-Q
period 2013-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-09-15
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s single class of common stock as of September 15, 2014 was 97,518,283.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March  31, 2013

PART I - FINANCIAL INFORMATION

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$51	$1,577

Total Current Assets	51	1,577

Certificates of deposit - Restricted	86,487	86,485

Total Assets	$86,538	$88,062

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$546,493	$542,493
Amounts due to related parties	1,345,037	1,313,235

Total current liabilities	1,891,530	1,855,728

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 79,670,752 shares	9,560,490	9,560,490
Discount on common stock par value	(2,587,787)	(2,587,787)
Capital in excess of par value	32,139,311	32,139,311

	39,112,014	39,112,014

Accumulated deficit	(40,917,006)	(40,879,680)

Total shareholders’ equity (deficit)	(1,804,992)	(1,767,666)

Total liabilities and shareholders’ equity (deficit)	$86,538	$88,062

Note: The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Interest and other income	$2	$—

	2	—

Expenses:
Administrative expenses	12,495	20,272
Salaries	20,833	31,250
Shareholder communications	4,000	5,066

	37,328	56,588

Net loss	$(37,326)	$(56,588)

Average number of shares outstanding (basic & diluted)	79,670,752	75,133,824

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Operating activities:
Net loss	$(37,326)	$(56,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Accounts payable and accrued liabilities	35,802	52,644

Net cash used in operating activities	(1,524)	(3,944)

Investing activities:
Purchase of certificate of deposit	(2)	—

Net cash used in investing activities	(2)	—

Net decrease in cash and cash equivalents	(1,526)	(3,944)
Cash and cash equivalents at beginning of period	1,577	7,384

Cash and cash equivalents at end of period	$51	$3,440

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 1	Financial Statements (Continued)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In May 2014, the FASB issued ASU 2014-10 (Development Stage Entities (Topic 915)), which eliminates certain financial reporting requirements related to development stage entities. The pronouncement removes the distinction between development stage companies and other reporting entities from U.S. GAAP. The pronouncement also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company has decided to implement this update effective January 1, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 1	Financial Statements (Continued)

Note 2.	Going Concern

The Company has no recurring revenues, had recurring losses since 2006 and prior to 2005, and has an accumulated deficit. The Company’s current cash position is not adequate to fund existing operations or exploration and development. The Company has an agreement in place with a director pursuant to which the director may further fund the Company to continue operations and exploration. There is no assurance that the Company will be able to obtain any funding, that sufficient funding can be obtained, or that the Company will be able to raise necessary funds.

These situations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of this uncertainty.

Note 3.	Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through March 31, 2013.

Note 4.	Unproved Oil, Gas and Mineral Properties

The Company determined that its leases and capitalized development costs were impaired due to the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. During 2012 and 2011, the Company recorded impairment losses for all costs incurred for property leases, exploration, and development activities relating to these leases.

Note 5.	Income Taxes

For the three months period ending March 31, 2013 and 2012, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company had approximately $11,585,000 in net operating loss carry-forwards at December 31, 2012.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

See Note 8 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the three month periods ending March 31, 2013 or 2012. The Company owes $150,000 to Angerer & Angerer at March 31, 2013.

Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. The Company incurred no legal fees to the law firm of Igler & Dougherty, P.A., (now Adams and Reese LLP) during the three months ended March 31, 2013 and 2012.

The Company has been accruing compensation and related benefits to it its former president and CEO (see Note 9). During the three months ended March 31, 2013 and 2012, the Company accrued compensation and retirement benefits of $25,552 and $38,328, respectively. At March 31, 2013, the Company owes compensation and related benefits to its former president and CEO of $708,334 and $186,703, respectively.

The Company has also been accruing directors’ fees. During the three months ended March 31, 2013 and 2012, the Company accrued $6,250 of fees to directors. At March 31, 2013, the Company owes $300,000 in directors’ fees.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 1	Financial Statements (Continued)

Note 8.	Stock Transactions (Continued)

under the agreement for 142,857 shares of common stock for $10,000. The Company plans to issue Mr. Angerer a total of 999,999 restricted and unregistered shares of common stock for investments made under this agreement. This agreement has concluded.

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under the agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At March 31, 2013, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for transactions conducted in 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $65,873 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 17,847,532 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through August 31, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 26,856,680 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered into and performed from 2011 through August 31, 2014.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 1	Financial Statements (Continued)

Note 9.	Commitments, Contingencies and Subsequent Events

See Note 8 regarding subsequent stock transactions.

During and subsequent to 2012, the Company’s property leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rental payments.

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

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the CEO and President of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 8. Mr. Ware agreed that his existing options for 450,000 shares of common stock would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issued him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of August 31, 2014. Mr. Ware resigned from the Company effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be forward looking statements. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among the risks and uncertainties are: the uncertainty of securing additional funding through the sale of shares of Coastal Petroleum and/or Coastal Caribbean; changes in the income tax laws relating to tax loss carry forwards; the failure of the Company to locate oil or gas reserves or the failure to locate oil or gas reserves which are economically feasible to recover; reductions in worldwide oil or gas prices; adverse weather conditions; or mechanical failures of equipment used to explore the Company’s leases.

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

During 2012 and 2013, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases in Montana and North Dakota. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. Also during 2012 and 2013, the Company’s own exploration efforts in Montana and North Dakota did not result in any quantifiable success and the leases have expired. Except for a few reclamation projects, we do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota if the

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

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

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well was logged and cased and the results and information gathered from the well were evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. After additional operations including a nitrogen fracturing operation in 2012, the information gathered was presented to the BLM, but the BLM, as the lessor, considered the information insufficient to show economic quantities of gas necessary to maintain the leases and has stated that it will issue a final order finding that the leases had expired under their terms. The Company is considering appealing this determination.

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

Concurrently with the September 2012 agreement with Robert J. Angerer, Sr., a separation agreement and release was executed between Mr. Ware and the Company. Mr. Ware agreed that his existing options for 450,000 shares of common stock would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. Under the terms of the separation agreement, the Company agreed to pay Mr. Ware $200,000 and issued him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of August 31, 2014. Mr. Ware resigned from the Company effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

As more fully described in Note 2 to the consolidated financial statements, we have no significant assets or recurring revenues, have experienced recurring losses and have an accumulated deficit. We, along with various other related parties, settled several lawsuits in 2005, which were filed by the Company, our subsidiary Coastal Petroleum Company and other related parties against the State of Florida. All of these lawsuits were related to the State’s actions limiting our ability to commence development activities through our subsidiary. The cost of that litigation was substantial. We leased mineral rights in Montana and North Dakota but the last of those leases expired under their terms in 2012 with the exception of the BLM contested lease. Management believes its efforts to obtain funding will allow the Company to move forward to explore and develop profitable oil and gas operations, although there is no assurance these efforts will be successful. These situations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities, which may result from the outcome of these uncertainties.

At March 31, 2013, we have approximately $50 in cash compared to approximately $1,500 at December 31, 2012. Our current liabilities exceed our current assets by approximately $1,891,000 at March 31, 2013. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through March 31, 2013, and have accrued $1,891,530 in expenses as of March 31, 2013. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

March 31, 2013

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At March 31, 2013, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for transactions conducted in 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $65,873 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 17,847,532 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through August 31, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 26,856,680 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through August 31, 2014.

Results of Operations

Three months ended March 31, 2013 vs. March 31, 2012

We conducted limited operational activities in the first quarter of 2013 and did not conduct drilling activities in the first quarter of 2013 or 2012. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2013 expenses remained consistent with 2012 amounts. Our president, Philip Ware resigned effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2013

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2013.

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

March 31, 2013

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

The Company believes that it may be classified as a PFIC for the year 2013, because it derived the majority of its gross income in 2013 from the relatively small amount of interest the Company received. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified in prior years does not affect how it will be classified in the current year.

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

March 31, 2013

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2013

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

March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: September 15, 2014	By	/s/ Robert J Angerer, Sr.
Robert J Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer