Form 10-Q
period 2013-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-09-22
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s single class of common stock as of September 22, 2014 was 97,518,283.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2013

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$62	$1,577

Total current assets	62	1,577

Certificates of deposit - Restricted	86,495	86,485

Total Assets:	$86,557	$88,062

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$550,493	$542,493
Amounts due to related parties	1,351,287	1,313,235

Total current liabilities	1,901,780	1,855,728

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 79,670,752 shares	9,560,490	9,560,490
Discount on common stock par value	(2,587,787)	(2,587,787)
Capital in excess of par value	32,139,311	32,139,311

	39,112,014	39,112,014

Accumulated deficit	(40,927,237)	(40,879,680)

Total shareholders’ equity (deficit)	(1,815,223)	(1,767,666)

Total liabilities and shareholders’ equity (deficit)	$86,557	$88,062

Note: The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest and other income	$8	$—	$10	$—

	8	—	10	—

Expenses:
Administrative expenses	6,239	7,259	18,734	27,531
Salaries	—	31,250	20,833	62,500
Shareholder communications	4,000	8,200	8,000	13,266

	10,239	46,709	47,567	103,297

Net loss	$(10,231)	$(46,709)	$(47,557)	$(103,297)

Weighted average number of shares outstanding (basic & diluted)	79,670,752	75,537,283	79,670,752	75,599,012

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

(Unaudited)

	Six months ended June 30,
	2013	2012

Operating activities:
Net loss	$(47,557)	$(103,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Accounts payable and accrued liabilities	46,052	79,148

Net cash used in operating activities	(1,505)	(24,149)

Investing activities:
Purchase of certificate of deposit	(10)	—

Net cash used in investing activities	(10)	—

Financing activities:
Sale of common stock net of expenses	—	18,969

Net cash provided by financing activities	—	18,969

Net decrease in cash and cash equivalents	(1,515)	(5,180)
Cash and cash equivalents at beginning of period	1,577	7,384

Cash and cash equivalents at end of period	$62	$2,204

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

ITEM 1	Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

June 30, 2013

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

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through June 30, 2013.

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

For the six month period ending June 30, 2013 and 2012, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company had approximately $11,585,000 in net operating loss carry-forwards at December 31, 2012.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

ITEM 1	Financial Statements (Continued)

Note 6.	Related Party Transactions

See Note 8 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the six month period ended June 30, 2013 or 2012. The Company owes $150,000 to Angerer & Angerer at June 30, 2013.

Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. The Company incurred no legal fees to the law firm of Igler & Dougherty, P.A., (now Adams and Reese LLP) during the six month period ended June 30, 2013 and 2012.

The Company has been accruing compensation and related benefits to it its former president and CEO (see Note 9). During the six month period ended June 30, 2013 and 2012, the Company accrued compensation and retirement benefits of $25,552 and $76,656, respectively. At June 30, 2013, the Company owes compensation and related benefits to its former president and CEO of $708,334 and $186,703, respectively.

The Company has also been accruing directors’ fees. During the six month period ended June 30, 2013 and 2012, the Company accrued $12,500 of fees to directors. At June 30, 2013, the Company owes $306,250 in directors’ fees.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

ITEM 1	Financial Statements (Continued)

Note 8.	Stock Transactions (Continued)

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under the agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At June 30, 2013, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

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

June 30, 2013

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

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the CEO and President of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 8. Mr. Ware agreed that his existing options for 450,000 shares of common stock would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issued him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of the date of this report. Mr. Ware resigned from the Company effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

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

During 2012 and 2013, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases in Montana and North Dakota. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. Also during 2012 and 2013, the Company’s own exploration efforts in Montana and North Dakota did not result in any quantifiable success and the leases have expired. Except for a few reclamation projects, we do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota if the U.S. Bureau of Land Management (BLM) prevails on the claim that the lease with the Federal 1-19A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company, as described in Note 8 to the consolidated financial statements.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

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

June 30, 2013

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

At June 30, 2013, we have approximately $60 in cash compared to approximately $1,500 at December 31, 2012. Our current liabilities exceed our current assets by approximately $1,902,000 at June 30, 2013. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through June 30, 2013, and have accrued $1,901,780 in expenses as of June 30, 2013. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

June 30, 2013

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At June 30, 2013, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

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

Results of Operations

Three months ended June 30, 2013 vs. June 30, 2012

We conducted limited operational activities in the second quarter of 2013 and did not conduct drilling activities in the second quarter of 2013 or 2012. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative. Our 2013 expenses were substantially reduced from 2012 amounts, due to our former president resigning in the first quarter and his salary and benefits no longer being accrued going forward.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2013

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended June 30, 2013 vs. June 30, 2012

We conducted limited operational activities in the first half of 2013 and did not conduct drilling activities in the first half of 2013 or 2012. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative. Our 2013 expenses were substantially reduced from 2012 amounts, due to our former president resigning in the first quarter and his salary and benefits no longer being accrued going forward.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2013.

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

June 30, 2013

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

June 30, 2013

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

June 30, 2013

ITEM 5	Other Information (Continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

June 30, 2013

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

June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: September 22, 2014	By:	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer