Form 10-K
period 2013-12-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-10-15
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,364,354 (U.S.) at June 30, 2013.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $.12 per share, 97,734,617 shares outstanding as of October 15, 2014.

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

General

Coastal Caribbean Oils & Minerals, Ltd. (“Company” or “Coastal Caribbean”), was organized in Bermuda on February 14, 1962. The Company is the successor to Coastal Caribbean Oils, Inc., a Panamanian corporation organized on January 31, 1953 to be the holding company for Coastal Petroleum Company (“Coastal Petroleum”). Coastal Caribbean has been engaged through its subsidiary, Coastal Petroleum, in the exploration for oil and gas reserves. During 2013 and 2012, all the Company’s oil and gas leases in Montana and North Dakota expired under their terms, due to the Company being unable to establish production on the leases, or in the case of less prospective leases, for nonpayment of lease rentals. During 2013 and 2012, the Company continued to hold and conducted limited operations on the lease at the location of the Company’s Federal 1-19A well. The Company recorded impairment losses for all costs incurred for property leases, exploration and development activities relating to the remaining leases prior to 2013.

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

Crude Oil and Natural Gas Exploration

Through its wholly owned subsidiary, Coastal Petroleum, the Company explored for oil and gas in Montana, although during 2013, the Company’s primary activity was seeking capital.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. There was no quantifiable determination made as to whether economic quantities of oil and gas exist within the target zones at this location. In 2014, the lessor of the Montana Leases, the Bureau of Land Management (“BLM”), took the position that there was not a sufficient showing of oil or gas on the Montana Leases (or some part of them) to maintain the leases and so they are deemed expired. The Company filed an appeal of this determination on October 9, 2014.

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

When acting as the operator and conducting drilling operations, Coastal Caribbean maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not currently conducting drilling operations and therefore does not currently have such insurance. The Company is not aware of any environmental claims existing as of December 31, 2013 that would have a material impact upon the Company’s financial position, results of operations, or liquidity.

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

Employees

As of the date of this report and at December 31, 2013, the Company had no employees. The Company relies heavily on consultants for legal, accounting, geological and administrative services. The Company uses consultants because it believes it is more cost effective than employing a full time staff.

Oil and Gas Properties

The Company does not currently hold any oil and gas property or rights. The Company held leases in Valley County, Montana covering approximately 32,313 net acres and leases covering approximately 400 net acres in Slope County, North Dakota. The leases expired, except in a few cases of less prospective leases where rentals were not paid, so the Company no longer has any rights to these properties. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on October 9, 2014, the Company filed an appeal of this determination by the BLM that the lease covering the Company’s Federal 1-19A well has expired.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Properties

Information required by Item 2 “Properties” is included under Item 1 “Business.” See “Oil and Gas Properties” Section under Item 1 Business and page 5.

Disclosure Concerning Oil and Gas Operations.

Since the properties in which the Company has interests are undeveloped and nonproducing, items 2 through 4 of Securities Exchange Act Industry Guide 2 are not applicable.

(5)	Undeveloped Acreage.

Information required by Item 2 “Properties” is included under Item 1 “Business.” See “Oil and Gas Properties” Section under Item 1 Business and page 5.

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

None

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

Market Information.

The principal market for the Company’s common stock is in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. under the symbol COCBF. The quarterly high and low closing prices on the Electronic Bulletin Board during the last two years were as follows:

2012	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.06	0.10	0.04	0.03
Low	0.03	0.02	0.01	0.02

2013	1st quarter	2nd quarter	3rd quarter	4th quarter

High	0.03	0.03	0.02	0.02
Low	0.01	0.01	0.01	0.01

Holders.

The approximate number of record holders of the Company’s common stock at October 15, 2014 was 7,791.

Dividends.

The Company has never declared or paid dividends on its common stock and it does not anticipate declaring or paying any dividends in the foreseeable future. The Company plans to retain any future earnings to reduce the accumulated deficit of $40,932,665 at December 31, 2013 and to fund its operations.

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

Based on certain estimates of its gross income and gross assets and the nature of its business, Coastal Caribbean would be classified as a PFIC for the years 1987 through 2006. Once an entity is considered a PFIC for a taxable year, it will be treated as such for all subsequent years with respect to owners holding the stock in a year that it was classified as a PFIC under the income or asset test described above. Whether the Company will be a PFIC under either of these tests in future years will be difficult to determine because the tests are applied annually. Based upon the estimated gross income of the Company during 2013, and the relatively small amount of interest the Company received, the Company believes that it may be classified as a PFIC for the year 2013.

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

Another alternative election which would allow a U.S. holder to elect to take its pro rata share of Coastal Caribbean’s undistributed income into gross income as it is earned by Coastal Caribbean (QEF election) would only be available to a U.S. holder if Coastal Caribbean provided certain information to the shareholders of Coastal Caribbean. Coastal Caribbean has had no undistributed income for the years 1987 through 2013. If the QEF election is made in a year other than the first year of the U.S. holder’s holding period in which the foreign corporation is a PFIC, both the QEF regime and interest charge regime can apply, unless a special election is made. Under this special election, the taxpayer is treated as if it disposed of its PFIC stock in a transaction subject to the interest charge rules to the extent gain is deemed to be recognized. Once this election is made, the holder will be subject only to the QEF regime.

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

In October 2011, in order to fund immediate cash needs at that time, the Company entered into an agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into an agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $78,394 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 18,063,865 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through the date of this report, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 27,073,013 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through the date of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Consolidated Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2013 and 2012, we were primarily focused on and engaged in raising capital to fund the Company so that we could recommence the exploration of our leases in Montana and North Dakota. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. Ultimately, no outside parties were able to provide the capital necessary to begin exploration. During 2013 and 2012, the Company’s own exploration efforts in Montana and North Dakota did not result in any quantifiable success and the leases have expired. Except for a few reclamation projects, we do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota if the BLM prevails on the claim that the lease with the Federal 19-1A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company and to retain its most valuable leases, as described in Item 5 – “Recent Sales of Unregistered Securities.”

The Company has been sustained only through the purchases of stock by the Chairman of the Board of Directors, Robert J. Angerer, Sr. The funds that Mr. Angerer has provided allowed for the abandonment expenditures and payment of operating costs to keep the Company viable.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well was logged and cased and the results and information gathered from the well were evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. The information gathered was presented to the lessor, the U.S. Bureau of Land Management (BLM), but the BLM considered the information insufficient to show economic quantities of gas necessary to maintain the leases and has stated that it will issue a final order finding that the leases had expired under their terms. The Company filed an appeal of this determination on October 9, 2014.

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

At December 31, 2013, we have approximately $11,200 in cash compared to approximately $1,500 at December 31, 2012. Our current liabilities exceed our current assets by approximately $1,444,000 at December 31, 2013. We suspended payments to our directors, general legal counsel, and prior employee since the second quarter of 2007 through December 31, 2013, and have accrued approximately $1,455,000 in expenses as of December 31, 2013. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

In October 2011, in order to fund immediate cash needs at that time, the Company entered into an agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

In September 2012, the Company entered into an agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $78,394 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 18,063,865 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through the date of this report, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 27,073,013 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through the date of this report.

Results of Operations and Critical Accounting Policies and Estimates

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

During 2013, we conducted limited operational activities but did not conduct drilling activities as our efforts have primarily been focused on soliciting funding.

2013 vs. 2012

During 2013, we conducted limited operations and we did not conduct any drilling operations. During 2012, we conducted limited operations including a nitrogen fracturing operation on the Federal 1-19A well in Montana.

Our expenses consist of administrative corporate and regulatory costs, and the administrative, travel, and lodging costs to maintain our former leases in North Dakota and Montana.

During 2012, our leases expired due to the expiration of the time remaining under some of the leases, as we were unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 for the year ended December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Coastal Caribbean Oils & Minerals, Ltd.

We have audited the accompanying consolidated balance sheets of Coastal Caribbean Oils & Minerals, Ltd. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and common stock and capital in excess of par value for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Caribbean Oils & Minerals, Ltd. as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and has not yet realized any operating revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

October 15, 2014

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,222	$1,577

Total current assets	11,222	1,577

Certificates of deposit - Restricted	86,630	86,485

Total assets	$97,852	$88,062

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued liabilities	$91,194	$542,493
Amounts due to related parties	1,363,787	1,313,235

Total current liabilities	1,454,981	1,855,728

Shareholders’ equity (deficit):
Common stock, par value $.12 per share:
Authorized – 250,000,000 shares
Outstanding – 95,121,486 and 79,670,752 shares, respectively	11,414,579	9,560,490
Discount on common stock par value	(3,978,354)	(2,587,787)
Capital in excess of par value	32,139,311	32,139,311

	39,575,536	39,112,014

Accumulated deficit	(40,932,665)	(40,879,680)

Total shareholders’ equity (deficit)	(1,357,129)	(1,767,666)

Total liabilities and shareholders’ equity (deficit)	$97,852	$88,062

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2013	2012

Interest and other income	$145	$167

	145	167

Expenses:
Administrative expenses	35,659	70,244
Salaries	20,833	125,000
Shareholder communications	16,904	21,866
Recovery of costs previously expensed	(20,266)	—
Write off of unproved properties	—	415,367

	53,130	632,477

Net loss before income taxes	(52,985)	(632,310)

Income taxes	—	—

Net loss	$(52,985)	$(632,310)

Net loss per share based on weighted average number of shares outstanding during the period:
Basic and diluted EPS	$(.00)	$(.01)

Weighted average number of shares outstanding (basic and diluted)	83,690,928	76,062,570

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

(A Bermuda Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2013	2012

Operating activities:
Net loss	$(52,985)	$(632,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of unproved properties	—	415,367
Recovery of costs previously expensed	(20,266)	—
Net change in:
Accounts payable and accrued liabilities	(380,481)	70,366

Net cash used in operating activities	(453,732)	(146,577)

Investing activities:
Purchase of certificates of deposit	(145)	(167)

Net cash used in investing activities	(145)	(167)

Financing activities:
Sale of common stock, net of expenses	463,522	140,937

Net cash provided by financing activities	463,522	140,937

Net increase (decrease) in cash and cash equivalents	9,645	(5,807)
Cash and cash equivalents at beginning of period	1,577	7,384

Cash and cash equivalents at end of period	$11,222	$1,577

Supplemental cash flow information:
Capital expenditures financed through accounts payable	$—	$415,367

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMMON STOCK

AND CAPITAL IN EXCESS OF PAR VALUE

(Expressed in U.S. dollars)

Years Ended December 31, 2013 and 2012

	Number of Shares	Common Stock	Discount on Common Stock	Capital in Excess of Par Value
Balance at January 1, 2012	75,133,824	$9,016,059	$(2,184,293)	$32,139,311
Sale of common stock	4,536,928	544,431	(403,494)	—

Balance at December 31, 2012	79,670,752	9,560,490	(2,587,787)	32,139,311
Sale of common stock	15,450,734	1,854,089	(1,390,567)	—

Balance at December 31, 2013	95,121,486	$11,414,579	$(3,978,354)	$32,139,311

See accompanying notes.

Notes to Consolidated Financial Statements

1.	Summary of significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of Coastal Caribbean Oils & Minerals, Ltd., a Bermuda corporation (“Coastal Caribbean”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”), referred to collectively as the Company. The Company, has been engaged in a single industry and segment, however, its exploration for oil, gas and minerals has not yielded any significant revenue or reserves. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company assesses whether its unproved properties are impaired at least on a quarterly basis. This assessment is based upon work completed on the properties to date, the expiration date of its leases and technical data from the properties and adjacent areas. Our capitalized costs are subject to a ceiling test which basically limits such costs to the aggregate of the estimated present value discounted at a 10% rate of future net revenues from proved reserves based on current economic and operating conditions, plus the cost of properties not being amortized. The Company has determined that all of its leases and development costs were impaired due to its inability to pay the future annual leases on our properties. As a result, we recorded an impairment charge of $415,367 for the year ended December 31, 2012.

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

The Company has determined that its leases and capitalized development costs were impaired due to the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 for the year ended December 31, 2012.

Montana Leases

The Company had a presence in Valley County, Montana, where it held leases covering approximately 32,313 net acres, which were the remaining unexpired leases from those leases the Company acquired in three separate acquisitions between July 2005 and February 2006. During 2012, these leases expired due to the expiration of the time remaining under some of the leases, the Company being unable to establish quantifiable production on the leases, and in the case of less prospective leases, for nonpayment of lease rentals. As a result, we recorded an impairment charge of $415,367 for the year ended December 31, 2012. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on October 9, 2014, the Company filed an appeal of this determination by the BLM that the lease covering the Company’s Federal 1-19A well has expired.

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

In October 2011, in order to fund immediate cash needs at that time, the Company entered into an agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. During 2012 and 2011, 972,223 and 3,472,221 shares, respectively have been reflected as issued under the October 2011 agreement. The shares remain to be issued to Mr. Angerer.

3.	Common Stock (Continued)

In September 2012, the Company entered into an agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $78,394 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 18,063,865 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through the date of this report, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 27,073,013 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through the date of this report.

4.	Stock Option Plans

At December 31, 2013, the Company maintains two stock-based employee compensation plans.

During 1995, the Company adopted a Stock Option Plan covering 1,000,000 shares of the Company’s common stock. The plan is set to terminate once all the shares covered by the plan are issued. In July 2005, the Company issued an option to its former president to acquire 50,000 shares of the Company’s common stock at a price of $.15 per share under the Company’s stock option plan. The option was fully vested when issued, but expired in 2013 by its terms after the former president resigned and did not exercise the options within the time allowed to do so.

In December 2005, the Company issued options to its directors to acquire 200,000 shares of the Company’s common stock at a price of $.15 per share. The options expire in December 2015 and were fully vested when issued. The options of former directors expired when not exercised within the time allotted to do so after their resignations.

During 2005, the Company adopted a Stock Option Plan covering 2,300,000 shares of the Company’s common stock. Options may be granted from time to time until December 2015. In September 2005, the Company issued an option to its president to acquire 250,000 shares of the Company’s common stock at a price of $.20 per share under the Company’s 2005 stock option plan, subject to the approval of the Plan by shareholders. The Plan was approved at the shareholders meeting on December 9, 2005. The option was fully vested when issued, but expired in 2013 by its terms after the former president resigned and did not exercise the options within the time allowed to do so.

The Company did not issue any stock options or share-based payments in 2013 or in 2012.

4.	Stock Option Plans (Continued)

The following table summarizes employee stock option activity:

Employee Options outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at December 31, 2011	350,000	.15-.20	.18	65,000	—

Issued or cancelled during 2012	—	—	—	—	—

Outstanding and exercisable at December 31, 2012	350,000	.15-.20	.18	65,000	—

Issued or cancelled during 2013	(300,000)	—	—	—	—

Outstanding and exercisable at December 31, 2013	50,000	.15	.15	7,500	—

Available for grant at December 31, 2013	3,225,000

In connection with the separation agreement with the former president described above, the Company agreed to issue him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $0.03 per share. This option expires on December 31, 2017. The Company has not issued the stock option as of the date of this report. As a result, the 1,000,000 shares have not been reflected as employee options outstanding or in the shares available for grant at December 31, 2013.

The Aggregate Intrinsic Value in the preceding table represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price times the number of shares that would have been received by the option holders had the option holders exercised their options on December 31, 2013.

Summary of Employee Options Outstanding at December 31, 2013

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	50,000	December 20, 2015	.15

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2013, and 2012 was 2 years and 3 years, respectively

Nonqualified Stock Options

In July 2005, the Company issued an option to its legal counsel to acquire 25,000 shares of the Company’s common stock at a price of $.15 per share. The option expires in July 2015 and was fully vested when issued.

4.	Stock Option Plans (Continued)

A summary of non-employee option activity follows:

Non-Employee Options Outstanding	Number of Shares	Range of Per Share Option Price ($)	Weighted Average Exercise Price ($)	Aggregate Option Price ($)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at December 31, 2011	25,000	.15	.15	3,750	—

Issued or cancelled during 2012	—	—	—	—	—

Outstanding and exercisable at December 31, 2012	25,000	.15	.15	3,750	—

Issued or cancelled during 2013	—	—	—	—	—

Outstanding and exercisable at December 31, 2013	25,000	.15	.15	3,750	—

The Company did not issue any stock options or share-based payments to non-employees in 2013 or in 2012.

The Aggregate Intrinsic Value in the preceding table represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price times the number of shares that would have been received by the option holders had the option holders exercised their options on December 31, 2013.

The following table summarizes information about non-employee stock options:

Summary of Non Employee Options Outstanding at December 31, 2013

Year Granted	Number of Shares	Expiration Date	Exercise Prices ($)
Granted 2005	25,000	July 18, 2015	.15

5.	Income taxes

The Company is organized under the laws of Bermuda. Bermuda currently imposes no taxes on corporate income or capital gains outside of Bermuda. The Company’s subsidiary is a U.S. corporation and is subject to U.S. income tax and files income tax returns in the U.S. and the State of Florida. For 2013 and 2012, the subsidiary has net taxable losses. The subsidiary will have approximately $11,585,000 in net operating losses to carry forward. The remaining net operating loss carry forwards expire in periods through 2032 as follows: $757,000 in 2018, $622,000 in 2019, $749,000 in 2020, $1,884,000 in 2021, $1,693,000 in 2022, $132,000 in 2023, $57,000 in 2024, $1,434,000 in 2026, $135,000 in 2027, $112,000 in 2028, $480,000 in 2029, $3,000 in 2031, and $3,527,000 in 2032. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets relating to those carry forwards.

Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2013	2012
Net operating losses	$4,055,000	$4,055,000
Accruals to related parties	314,000	305,000

Total deferred tax assets	4,369,000	4,360,000
Valuation allowance	(4,369,000)	(4,360,000)

Net deferred tax assets	$—	$—

5.	Income taxes (Continued)

Components of the income tax provision for the years ended December 31, are as follows:

	2013	2012

Provision for income taxes
Current provision (benefit)	$—	$—
Deferred asset valuation allowance (reversal)	—	—

Net income tax provision (benefit)	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company’s income tax returns for the past three years are subject to examination by tax authorities, except possibly in future years should it utilize any net operating loss originating prior to 2010.

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

See Note 3 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in 2013 or 2012. The Company owes $150,000 to Angerer & Angerer at December 31, 2013 and 2012.

From June 2009 until his resignation on January 14, 2010, the Company retained Robert J. Angerer, Sr. as legal counsel. Mr. Angerer had been litigation counsel to the Company for more than twenty-five years before his resignation. As counsel for the Company he served the Company as litigation counsel, but also provided the Company with general counsel services and management services and represented the Company before state and federal agencies for permitting. Mr. Angerer, Sr. is also a shareholder and a director of the Company. No amounts were paid or accrued to Mr. Angerer, Sr. in 2013 or 2012.

Also since June 2009, the Company has retained Robert J. Angerer, Jr., a partner in Angerer & Angerer, who serves as the Company’s corporate secretary and handles management services, public relations, shareholder relations and management of the Company’s former website. No amounts were paid or accrued to Mr. Angerer, Jr. in 2013 or 2012.

Mr. Herbert D. Haughton, a shareholder of Igler & Dougherty, P.A., was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. While the Company previously used the services of Igler & Dougherty, P.A., no amounts were expensed to Igler & Dougherty, P.A. during 2013 and 2012. The Company owed Igler & Dougherty, P.A. $14,595 at December 31, 2012.

The Company has been accruing compensation and related benefits to it its former president and CEO. During 2013, the Company accrued compensation and retirement benefits of $20,833 and $3,125, respectively.

6.	Related party transactions (Continued)

At December 31, 2013, the Company owed compensation and related benefits to its former president and CEO of $708,334 and $186,703, respectively. At December 31, 2012, the Company owed compensation and related benefits to its former president and CEO of $687,500 and $181,985, respectively.

The Company has also been accruing directors’ fees. During 2013 and 2012, the Company accrued $25,000 of fees to directors. At December 31, 2013 and 2012, the Company owed $318,750 and $293,750, respectively in directors’ fees.

7.	Concentrations of credit risk

All demand and certificates of deposit are held by commercial banks. The Company has no policy requiring collateral or other security to support its deposits, although all demand and certificate of deposits with banks are federally insured under FDIC protection. Demand deposit bank balances totaled $11,222 and $1,577 at December 31, 2013 and 2012, respectively. Certificates of deposit balances were $86,630 and $86,485 at December 31, 2013 and 2012, respectively.

8.	Commitments, contingencies and subsequent events

See Note 3 regarding subsequent stock transactions.

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

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the CEO and President of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 3. Mr. Ware agreed that his existing options for 300,000 shares of common stock (Note 4) would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issue him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of the date of this report. Mr. Ware resigned from the Company effective February 28, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a.	Management’s evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, management believes that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported, and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and based upon that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Item 9A.	Controls and Procedures (Continued)

3. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

c.	Changes in internal controls.

The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

As of December 31, 2013, the board of directors included two members, one of whom, Mr. Angerer, also serves as the executive officer. One class currently has no directors. Current directors will remain in their positions until they resign or their successors are elected.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years

Director With a One Year Term Expiring at the 2011 Annual Meeting

Herbert D. Haughton*	2005	None	Mr. Haughton, age 72, is a banking, corporate and securities lawyer who retired from as a shareholder in the Tallahassee, Florida law firm of Igler & Dougherty, PA, in 2012, where he had practiced law since 1994, following his admission to the Florida Bar. Prior to entering the practice of law, Mr. Haughton spent over 30 years in the banking industry serving as president and chief executive officer of three different community banks in Florida from 1977 to 1991. He is a graduate of Cleary University and Florida State University College of Law. Mr. Haughton’s financial and business background as well as his legal education and background and his past leadership to the Company have led the directors to conclude that he is valuable to the Company and should serve as a director of the Company.

Director With a Two Year Term Expiring at the 2012 Annual Meeting:

Phillip W. Ware**	1985	President, Chief Executive Officer and Principal Accounting Officer	Mr. Ware, age 64, resigned effective February 28, 2013, was employed by Coastal Petroleum Company since 1976. He served as President of Coastal Petroleum since April 1985. Mr. Ware is a 1975 graduate of the University of Florida and is a professional geologist registered with the State of Florida. Mr. Ware’s education and experience in geology and petroleum geology in particular as well as his many years with the Company has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

Name	Director Since	Other Offices Held With the Company	Age and Business Experience For the Past Five Years

Director With a Three Year Term Expiring at the 2013 Annual Meeting:

Robert J. Angerer, Sr.*	2003	Chairman of the Board	Mr. Angerer, age 67, is a partner in Oil For America, an oil exploration business formed in 2002, with operations primarily in North Dakota and Montana. He is a lawyer and an engineer and has been a member of the Florida Bar since 1974. He was a partner in the Tallahassee law firm of Angerer & Angerer from 1994 until 2009 and is again a partner in Angerer & Angerer as of 2014. He is a graduate of the University of Michigan and of Florida State University College of Law. He has served as a director of Coastal Petroleum since 2003. Mr. Angerer’s legal and engineering education and background as well as his experience in the oil industry and service to the Company in multiple roles, has led the Board to conclude that he is valuable to the Company and should serve as a director of the Company.

*	Members of the Board of Directors Compensation Committee.
**	Resigned as a director subsequent on February 28, 2013.

Executive Officers

Phillip W. Ware has been President of Coastal Petroleum and Vice President of Coastal Caribbean for many years and became President of Coastal Caribbean effective March 1, 2003. Effective August 18, 2005, Mr. Ware was appointed Principal Accounting Officer. Mr. Ware resigned from all positions within the Company and Coastal Petroleum as of February 28, 2013.

Robert J. Angerer, Sr., became a director of Coastal Caribbean on January 30, 2003 and Vice President of Coastal Caribbean on February 27, 2003 and served in that position until resigning on January 14, 2010. He is currently serving as the Chief Executive Officer, President, and Principal Financial Officer.

Officers of Coastal Caribbean are elected annually by the board and report directly to it.

Only Mr. Ware received direct compensation for his services as an officer of Coastal Caribbean or Coastal Petroleum. During 2013 and 2012, $20,833 and $125,000, respectively, of Mr. Ware’s compensation for his services was accrued. Mr. Ware devoted 100% of his professional time to the business and affairs of Coastal Caribbean and Coastal Petroleum.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to principal executive and financial officers. The Code of Ethics is available upon request sent to the Company c/o Robert J. Angerer, Jr., Secretary, Post Office Box 10468, Tallahassee, Florida 32302.

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

The compensation package of the indicated named executive officer during the year ended December 31, 2013, consisted almost entirely of base salary.

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

Compensation Program Benchmarking

The Compensation Committee endeavors to conduct its review on an annual basis for the named executive officer to ensure that our compensation program works as designed and intended. This review by the Compensation Committee also facilitates discussion among the members of the Compensation Committee regarding our compensation program. The Compensation Committee has not retained the services of a compensation consultant during 2013 or 2012.

Compensation Program Overview

Following is an overview of the principal components of our compensation program:

How Amounts for Compensation Components are Determined

In addition to the information provided above, following are other details on specific compensation components for 2013:

2013 Base Salary. Base salary level of the named executive officer is determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives and contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance. In the Compensation Committee’s first meeting of each year, the Compensation Committee conducts an annual review of the base salary of our named executive officer by taking into account these factors.

The base salary of the named executive officer did not increase during 2013 based upon the factors set out above. The Compensation Committee focused on the Company’s annual budget and the beginning of new operations in an effort to establish production and revenue for the Company.

2013 Long-Term Incentives. The Company has in the past provided long-term incentives. Primarily this has been done through the issuance of stock options; however there is no set program or requirements for issuance of the stock options. Instead, stock options may be issued at the discretion of the Compensation Committee in conjunction with the Board of Directors.

In addition to our philosophy, internal equity, current share price, and individual performance during the prior year are considered. We do not target long-term incentive opportunities to be a particular percentage of total compensation. The Compensation Committee did not grant any stock options in 2013 to any individuals (including our Chief Executive Officer).

Another long-term incentive used in the oil and gas industry is the granting of overriding interest in wells to be drilled. On June 22, 2005, the Company approved of its subsidiary granting such an incentive to Mr. Ware and that incentive was granted as a 1% overriding interest in any well that he recommends that is drilled by the Company or its subsidiary Coastal Petroleum. No payments under this incentive plan were earned or paid during 2013.

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

The following table sets forth the compensation of the President of the Company, Mr. Ware, who served as our Chief Executive Officer and Principal Financial Officer for the three years ending with 2013, until his resignation on February 28, 2013. We have determined that Mr. Ware is our only named executive officer pursuant to the applicable rules of the SEC (the “named executive officer”). No other company employee received $100,000 or more in total compensation. Mr. Ware’s base salary was $125,000.

(Intentionally left blank)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)(3) ($)	Total ($)
Phillip W. Ware, Chief Executive Officer, President, Chief Financial Officer, Director	2013	20,833	(4)	—	—	—	—	—	3,125	23,958
	2012	125,000	(5)	—	—	—	—	—	18,750	143,750
	2011	125,000	(6)	—	—	—	—	—	18,750	143,750

(1)	Annual Cash Bonus Award - Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)	Other Annual Compensation - All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances, 401(k) Plan matching contributions, and club membership costs.
(3)	Payment to SEP-IRA pension plan (2011, 2012 and 2013 amounts have been deferred).
(4)	Payment of $20,833 was accrued and not paid in 2013.
(5)	Payment of $125,000 was accrued and not paid in 2012.
(6)	Payment of $125,000 was accrued and not paid in 2011.

The Company does not have a contract with its named executive officer nor does it have a change of control employment agreement which would be effective upon change of control of the Company or in the event of termination of employment.

Stock Options

The Company has not adjusted or amended the exercise price of any stock options during the year end December 31, 2013. No stock options were held by executive officers at December 31, 2013.

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

We did not pay our directors in 2013 and accrued $25,000 owed to them at December 31, 2013. Director’s fees of $25,000 were also accrued and not paid in 2012. Mr. Angerer and Mr. Ware discontinued receiving fees after the first quarter of 2009. The following table shows the compensation of the Company’s directors for the year ended December 31, 2013.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee serves with regard to compensation and personnel policies, programs and plans, including management development and succession, and to approve employee compensation and benefit programs. The Compensation Committee’s charter was adopted on December 20, 2005. A copy of the Compensation Committee Charter may be obtained by a written request addressed to Mr. Robert J. Angerer, Jr., Secretary, P.O. Box 10468, Tallahassee, Florida 32302. Members of the Compensation Committee are: Herbert D. Haughton and Robert J. Angerer, Sr. Due to the fact that the Company has not had an employee to compensate since February of 2013, the Compensation Committee continues to recommend the Compensation Discussion and Analysis included in this report and as previously recommended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 31, 2013, Mr. Robert J. Angerer, Sr. owned 48,321,968 shares, or 50.80% of our common stock and his son, Mr. Robert J. Angerer, Jr., owned 816,914 shares, or 0.85% of our common stock. Mr. Angerer, Sr. disclaims beneficial ownership of any shares owned by his son.

As of the date of this report, the only person or apparent groups of persons known by management to own beneficially five percent or more of the Company’s outstanding shares is as follows:

Person	Shares Owned	Percentage of Shares Outstanding

Robert J. Angerer, Sr. P.O. Box 10468 Tallahassee, FL 32312	50,935,100	52.12%

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company’s common stock owned beneficially at October 15, 2014, by each director of the Company and by all directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class

Phillip W. Ware	454,121	—	0.46%

Robert J. Angerer, Sr.	50,935,100	—	52.12%

Herbert D. Haughton	50,000	50,000	0.05%

All directors as a group	51,439,221	500,000	52.63%

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 1995 Stock Option Plan and the Company’s 2005 Employee’s Incentive Stock Option Plan as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)(4)

Equity compensation plans not approved by security holders(1)	75,000	$0.15	925,000

Equity compensation plans approved by security holders(2)	—	—	2,300,000

Total:	75,000	$0.15	3,225,000

(1)	1995 Stock Option Plan
(2)	2005 Employee’s Incentive Stock Option Plan
(3)	Options to acquire 100,000 shares of the Company’s common stock under the 1995 Stock Option Plan granted to former directors Cannon and Randazzo expired one month after their resignation and were returned to the options available to be issued.
(4)	Options to acquire 50,000 shares of the Company’s common stock under the 1995 Stock Option Plan and 250,000 shares of the Company’s common stock under the 2005 Stock Option Plan granted to former president Ware expired after his resignation and were returned to the options available to be issued.

The Company’s 1995 Stock Option Plan was adopted by the Board of Directors of the Company in March 1995 and 1,000,000 shares of the Company’s common stock were authorized for issuance under the terms of the plan. Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest, who, in the sole opinion of the Committee of the Board administering the Plan, are responsible for the management and/or growth of all or part of the business of the Company. The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.

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

Angerer & Angerer

The law firm of Angerer & Angerer, Tallahassee, Florida, has been litigation counsel to the Company for more than twenty-five years and served the Company in that capacity, as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting, until May 2009. Mr. Robert J. Angerer, Sr., a partner of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum on January 30, 2003, and a Vice President of Coastal Caribbean and Coastal Petroleum on February 28, 2003. No amounts were billed or paid in 2013 or 2012.

Igler & Dougherty, PA

The law firm of Igler & Dougherty, PA, Tallahassee, Florida, served as SEC counsel to the Company for almost six years. Mr. Herbert D. Haughton, a shareholder of the firm, was elected a director of Coastal Caribbean and of Coastal Petroleum in December 2005. No amounts were billed by Igler & Dougherty in 2013 and 2012.

Item 14.	Principal Accountant Fees and Services

Averett Warmus Durkee, P.A. audited the Company’s financial statements for 2013 and 2012 and performed the reviews for 2013 and 2012. Fees related to services performed by Averett Warmus Durkee, P.A. for the years 2013 and 2012 were as follows:

	2013	2012
Audit Fees(1)	$24,000	$24,000
Audit-Related Fees	-0-	-0-
Tax Fees(2)	-0-	-0-

Total	$24,000	$24,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Company’s independent auditors. There are currently not enough independent directors to comprise an Audit Committee, so since that time the entire Board of Directors has carried out the duties that would otherwise be carried out by an Audit Committee. The Audit Committee, or the Board of Directors after October 2008, pre-approved all audit related and non-audit services in 2013 and 2012.

The Board of Directors has reviewed Coastal Caribbean’s audited financial statements as of, and for, the fiscal year ended December 31, 2013, and met with both management and Coastal Caribbean’s independent auditors to discuss those financial statements. Management has represented to the Board of Directors that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Board of Directors has received from, and discussed with Averett Warmus Durkee, P.A. the written disclosure and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. These items relate to that firm’s independence from Coastal Caribbean. The Board of Directors has also discussed with Averett Warmus Durkee, P.A. any matters required to be discussed by the Public Company Accounting Oversight Board Auditing Standard No. 16 (Communications with Audit Committees).

Based on the reviews and discussions referred to above, the Board approved the inclusion of Coastal Caribbean’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the Securities and Exchange Commission.

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

Exhibits

The following exhibits are filed as part of this report:

10.	Material contracts.

(g)	Stock Option Plan adopted March 7, 1995 filed as Exhibit 4A to form S-8 dated July 28, 1995 (File Number 001-04668) is incorporated herein by reference.

(h)	Memorandum of Settlement dated June 1, 2005 between Coastal Petroleum Company, et al. and the State of Florida filed as Exhibit 10(h) to form 10K-A dated July 27, 2005 (File Number 001-04668) is incorporated herein by reference.

(i)	Incentive Stock Option Plan adopted September 30, 2005 and approved by the shareholders on December 9, 2005 filed as Appendix A to form DEF 14A dated November 3, 2005 (File Number 001-04668) is incorporated herein by reference.

(j)	Code of Ethics applicable to principal executive and financial officers adopted December 20, 2005 filed as Exhibit 10(j) to form 10K dated March 8, 2006 (File Number 001-04668) is incorporated herein by reference.

(k)	Exploration Agreement between Coastal Petroleum Company and Victory Energy Corporation filed as Exhibit 10(k) to Form 8-K dated April 12, 2007 (File Number 001-04668) is incorporated by reference.

(l)	Agreement with Robert J. Angerer, Sr. filed as Exhibit 10(l) to Form 8-K dated January 20, 2010 (File Number 001-04668) is incorporated by reference.

(m)	Agreement with Robert J. Angerer, Sr. dated October 17, 2011, filed as Exhibit 10(m) to Form 8-K dated October 24, 2011 (File Number 001-04668) is incorporated by reference.

(n)	Agreement with Robert J. Angerer, Sr. dated September 12, 2012, filed as Exhibit 10(n) to Form 10-K dated June 3, 2014 (File Number 001-04668) is incorporated by reference.

(o)	Separation Agreement with Phillip W. Ware, dated September 17, 2012, filed as Exhibit 10(o) to Form 10-K dated June 3, 2014 (File Number 001-04668) is incorporated by reference.

21.1	Subsidiaries of Coastal Caribbean Oils & Minerals, Ltd.

23.1	Consent of Averett Warmus Durkee, P.A.

31.1	Certification pursuant to Rule 13a-14 by Robert J Angerer, Sr.

32.1	Certification pursuant to Section 906 by Robert J Angerer, Sr.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
(Registrant)

By	/s/ Robert J. Angerer, Sr.
Robert J Angerer, Sr., Chief Executive Officer, President and Principal Financial Officer

Dated: October 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Robert J. Angerer, Sr.	By	/s/ Herbert D. Haughton
	Robert J Angerer, Sr.		Herbert D. Haughton
	Director, Chief Executive Officer, President and Principal Financial Officer		Director

Dated: October 15, 2014		Dated: October 15, 2014

INDEX TO EXHIBITS

Exhibit No.

21.1	Subsidiaries of Coastal Caribbean Oils & Minerals, Ltd.

23.1	Consent of Averett Warmus Durkee, P.A.

31.1	Certification pursuant to Rule 13a-14 by Robert J Angerer, Sr.

32.1	Certification pursuant to Section 906 by Robert J Angerer, Sr.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document