Form 10-Q
period 2014-03-31
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-10-31
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s single class of common stock as of October 31, 2014 was 97,734,617.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

March  31, 2014

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$4,861	$11,222

Total Current Assets	4,861	11,222

Certificates of deposit - Restricted	86,630	86,630

Total Assets	$91,491	$97,852

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$86,831	$91,194
Amounts due to related parties	1,370,037	1,363,787

Total current liabilities	1,456,868	1,454,981

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 96,138,153 and 95,121,486 shares, respectively	11,536,579	11,414,579
Discount on common stock par value	(4,069,854)	(3,978,354)
Capital in excess of par value	32,139,311	32,139,311

	39,606,036	39,575,536
Accumulated deficit	(40,971,413)	(40,932,665)

Total shareholders’ equity (deficit)	(1,365,377)	(1,357,129)

Total liabilities and shareholders’ equity (deficit)	$91,491	$97,852

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended March 31,
	2014	2013

Interest and other income	$—	$2

	—	2

Expenses:
Administrative expenses	34,448	12,495
Salaries	—	20,833
Shareholder communications	4,300	4,000

	38,748	37,328

Net loss	$(38,748)	$(37,326)

Average number of shares outstanding (basic & diluted)	95,510,190	79,670,752

Net loss per share (basic & diluted)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended March 31,
	2014	2013

Operating activities:
Net loss	$(38,748)	$(37,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Accounts payable and accrued liabilities	1,887	35,802

Net cash used in operating activities	(36,861)	(1,524)

Investing activities:
Purchase of certificate of deposit	—	(2)

Net cash used in investing activities	—	(2)

Financing activities:
Sale of common stock, net of expenses	30,500	—

Net cash provided by financing activities	30,500	—

Net decrease in cash and cash equivalents	(6,361)	(1,526)
Cash and cash equivalents at beginning of period	11,222	1,577

Cash and cash equivalents at end of period	$4,861	$51

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

ITEM 1	Financial Statements (Continued)

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

March 31, 2014

ITEM 1	Financial Statements (Continued)

Note 3.	Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included common shares to be issued to Robert J. Angerer, Sr. for advances made through March 31, 2014.

Note 4.	Income Taxes

For the three month periods ending March 31, 2014 and 2013, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company had approximately $11,585,000 in net operating loss carry-forwards at December 31, 2013.

Note 5.	Related Party Transactions

See Note 7 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the three month periods ending March 31, 2014 or 2013. The Company owes $150,000 to Angerer & Angerer at March 31, 2014.

The Company has been accruing compensation and related benefits to it its former president and CEO (see Note 8). During the three months ended March 31, 2014, the Company did not accrue compensation or retirement benefits. During the three months ended March 31, 2013, the Company accrued compensation and retirement benefits of $25,552. At March 31, 2014, the Company owes its former president and CEO compensation and related benefits of $708,334 and $186,703, respectively.

The Company has also been accruing directors’ fees. During the three months ended March 31, 2014 and 2013, the Company accrued $6,250 of fees to directors. At March 31, 2014, the Company owes $325,000 in directors’ fees.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

Note 6.	Certificates of Deposit – Restricted

The Company has pledged certificates of deposit for pollution bond requirements under three previous well permits.

Note 7.	Stock Transactions

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

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under the agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At March 31, 2014, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with its then president and CEO, Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for transactions conducted in 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $78,394 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 18,063,865 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through September 30, 2014, pursuant to the 2012 agreement.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

ITEM 1	Financial Statements (Continued)

Note 7.	Stock Transactions (Continued)

As of the date of this report, the Company plans to issue Mr. Angerer 27,073,013 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered into and performed from 2011 through September 30, 2014.

Note 8.	Commitments, Contingencies and Subsequent Events

See Note 7 regarding subsequent stock transactions.

The Company is delinquent in filing its periodic reports required under the Securities Exchange Act of 1934 due to lack of funding. The Company is currently preparing its delinquent reports and plans to file all delinquent reports in 2014. The previous inaction to bring the Company’s filings current may result in de-registration of the Company with the Securities Exchange Commission (“SEC”). Loss of this status may limit the Company’s ability to access capital markets. The Company is working to file the delinquent reports, but there is no assurance that the Company will be able to file its delinquent reports.

In September 2012, the Company entered into a separation agreement and release with Phillip Ware, formerly the president and CEO of the Company, in connection with the September 2012 agreement with Robert J. Angerer, Sr. as disclosed in Note 7. Mr. Ware agreed that his existing options for 450,000 shares of common stock would expire within 90 days of the termination date, which was February 28, 2013. The options were not exercised and have expired. The Company agreed to pay Mr. Ware $200,000 and issue him an option to purchase 1,000,000 shares of restricted and unregistered shares of common stock for $.03 per share. This option expires on December 31, 2017. The Company has not paid Mr. Ware or issued the stock option as of the date of this report. Mr. Ware resigned from the Company effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

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

During 2014 and 2013 we have been primarily focussed on bringing the Company current with its SEC filings and in other administrative areas. In addition, as described below, we have been looking, through consultants, for new oil and gas opportunities now feasible through technological advances. We have also been focused on and engaged in raising capital to fund the Company, in part to allow for additional operations in Montana should we be successful in maintaining the remaining Montana lease. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. We do not plan any further operations or expenditures on the former drilling program in Montana and North

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dakota if the U.S. Bureau of Land Management (“BLM”) prevails on the claim that the lease with the Federal 1-19A well has expired. The combination of: no parties being located that were interested in working with the Company; and the state of the economy; left the Company with no other viable alternative other than to sell shares of its common stock to raise capital necessary to remain a viable public company, as described in Note 7 to the consolidated financial statements.

The Company has been sustained only through the purchases of stock by the Chairman of the Board of Directors, Robert J. Angerer, Sr. The funds that Mr. Angerer has provided allowed for the abandonment expenditures and payment of operating costs to keep the Company viable.

During the fourth quarter of 2010, the Company drilled an exploratory gas well on its Valley County, Montana Leases to test multiple zones potentially containing natural gas. The well was logged and cased and the results and information gathered from the well were evaluated in order to provide an assessment of the potential for natural gas production from the several target horizons drilled through at this location. After additional operations including a nitrogen fracturing operation in 2012, the information gathered was presented to the BLM, but the BLM, as the lessor, considered the information insufficient to show economic quantities of gas necessary to maintain the leases and on September 4, 2014, issued a final order finding that the leases had expired under their terms. The Company filed an appeal of the determination on October 9, 2014.

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

March 31, 2014

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

At March 31, 2014, we have $4,861 in cash compared to $11,222 at December 31, 2013. Our current liabilities exceed our current assets by $1,452,007 at March 31, 2014. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through March 31, 2014, and have accrued $1,370,037 in expenses as of March 31, 2014. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

March 31, 2014

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At March 31, 2014, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

In September 2012, the Company entered into a new agreement with Robert J. Angerer, Sr., to provide additional funding in return for shares of restricted and unregistered shares of common stock of the Company at $.03 per share. Mr. Angerer agreed to provide up to $1,000,000 to perform a nitrogen fracturing operation on the Federal 1-19A well, to abandon two existing wells, to pay existing liabilities, and to allow the Company to cure its delinquent legal and regulatory filings. In conjunction with this agreement, the Company entered into a separation agreement with its then president and CEO, Phillip W. Ware. Mr. Angerer completed the nitrogen fracturing operation on the Federal 1-19A well at a cost of $171,501 in 2012. The Company plans to issue 3,564,705 shares of restricted and unregistered shares of common stock to Mr. Angerer for transactions conducted in 2012. In 2013, Mr. Angerer paid $60,000 to the Company in order for the Company to pay legal compliance costs and paid $343,988 of existing liabilities of the Company. During 2014, Mr. Angerer paid $78,394 for regulatory compliance costs and other general and administrative costs on behalf of the Company. The Company plans to issue Mr. Angerer 18,063,865 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company during 2013 and through September 30, 2014, pursuant to the 2012 agreement.

As of the date of this report, the Company plans to issue Mr. Angerer 27,073,013 shares of restricted and unregistered shares of common stock in exchange for the funds paid into the Company through the various agreements described above that were entered and performed from 2011 through September 30, 2014.

Results of Operations

Three months ended March 31, 2014 vs. March 31, 2013

We conducted limited operational activities in the first quarter of 2014 and did not conduct drilling activities in the first quarter of 2014 or 2013. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2014 expenses remained consistent with 2013 amounts. Our former president and CEO, Phillip W. Ware resigned effective February 28, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

March 31, 2014

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at March 31, 2014.

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

March 31, 2014

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

The Company believes that it may be classified as a PFIC for the year 2014, because it derived the majority of its gross income in 2014 from the relatively small amount of interest the Company received. The determination of whether the Company will be considered a PFIC for United States federal income tax purposes is an annual determination that cannot be made until the close of the fiscal year. Also, how the Company was classified in prior years does not affect how it will be classified in the current year.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2014

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

March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: October 31, 2014	By	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer