Form 10-Q
period 2014-06-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-11-04
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s single class of common stock as of November 4, 2014 was 97,734,617.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

June 30, 2014

PART I – FINANCIAL INFORMATION

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$71	$11,222

Total Current Assets	71	11,222

Certificates of deposit - Restricted	86,630	86,630

Total Assets	$86,701	$97,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$210,988	$91,194
Amounts due to related parties	1,376,287	1,363,787

Total current liabilities	1,587,275	1,454,981

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding - 95,721,285 and 95,121,486 shares, respectively	11,486,554	11,414,579
Discount on common stock par value	(4,032,336)	(3,978,354)
Capital in excess of par value	32,139,311	32,139,311

	39,593,529	39,575,536
Accumulated deficit	(41,094,103)	(40,932,665)

Total shareholders’ equity (deficit)	(1,500,574)	(1,357,129)

Total liabilities and shareholders’ equity (deficit)	$86,701	$97,852

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest and other income	$—	$8	$—	$10

Expenses:
Administrative expenses	101,973	6,239	136,421	18,734
Salaries	—	—	—	20,833
Shareholder communications	39,713	4,000	44,013	8,000
Recovery of costs previously expensed	(18,996)	—	(18,996)	—

	122,690	10,239	161,438	47,567

Net loss	(122,690)	(10,231)	(161,438)	(47,557)

Weighted average number of shares outstanding (basic & diluted)	95,545,814	79,670,752	95,522,354	79,670,752

Net loss per share (basic & diluted)	$(.00)	$(.00)	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(161,438)	$(47,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of costs previously expensed	(18,996)	—
Net change in:
Accounts payable and accrued liabilities	151,290	46,052

Net cash used in operating activities	(29,144)	(1,505)

Investing activities:
Purchase of certificate of deposit	—	(10)

Net cash used in investing activities	—	(10)

Financing activities:
Sale of common stock, net of expenses	17,993	—

Net cash provided by financing activities	17,993	—

Net decrease in cash and cash equivalents	(11,151)	(1,515)
Cash and cash equivalents at beginning of period	11,222	1,577

Cash and cash equivalents at end of period	$71	$62

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2014

ITEM 1	Financial Statements (Continued)

Notes to Consolidated Financial Statements

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

June 30, 2014

ITEM 1	Financial Statements (Continued)

Note 3.    Net loss per share

Net loss per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included in the calculations common shares to be issued to Robert J. Angerer, Sr. for advances made through June 30, 2014.

Note 4.    Income Taxes

For the three and six month periods ending June 30, 2014 and 2013, the Company reported a loss for both financial statement reporting and income tax purposes. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company had approximately $11,585,000 in net operating loss carry-forwards at December 31, 2013.

Note 5.    Related Party Transactions

See Note 7 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the three and six month periods ending June 30, 2014 or 2013. The Company owes $150,000 to Angerer & Angerer at June 30, 2014.

The Company has been accruing compensation and related benefits to it its former president and CEO (see Note 8). During the six month period ended June 30, 2014, the Company did not accrue compensation or retirement benefits. During the six month period ended June 30, 2013, the Company accrued compensation and retirement benefits of $25,552. At June 30, 2014, the Company owes its former president and CEO compensation and related benefits of $708,334 and $186,703, respectively.

The Company has also been accruing directors’ fees. During the six month periods ended June 30, 2014 and 2013, the Company accrued $12,500 of fees to directors. At June 30, 2014, the Company owes $331,250 in directors’ fees.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2014

ITEM 1	Financial Statements (Continued)

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

June 30, 2014

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

June 30, 2014

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

During 2014 and 2013 we have been primarily focused on bringing the Company current with its SEC filings and in other administrative areas. In addition, as described below, we have been looking, through consultants, for new oil and gas opportunities now feasible through technological advances. We have also been focused on and engaged in raising capital to fund the Company, in part to allow for additional operations in Montana should we be successful in maintaining the remaining Montana lease. Due to the recession and the fragile state of the country’s financial market, capital was a scarce commodity to obtain. We do not plan any further operations or expenditures on the former drilling program in Montana and North Dakota

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2014

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

June 30, 2014

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

At June 30, 2014, we have $71 in cash compared to $11,222 at December 31, 2013. Our current liabilities exceed our current assets by $1,587,204 at June 30, 2014. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through June 30, 2014, and have accrued $1,587,275 in expenses as of June 30, 2014. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

June 30, 2014

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

Results of Operations

Three months ended June 30, 2014 vs. June 30, 2013

We conducted limited operational activities in the second quarter of 2014 and did not conduct drilling activities in the second quarter of 2014 or 2013. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2014 expenses remained consistent with 2013 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

June 30, 2014

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended June 30, 2014 vs. June 30, 2013

We conducted limited operational activities in the first six months of 2014 and did not conduct drilling activities in the first half of 2014 or 2013. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2014 expenses remained consistent with 2013 amounts. Our former president and CEO, Phillip W. Ware resigned effective February 28, 2013.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at June 30, 2014.

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: November 4, 2014	By	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer