Form 10-Q
period 2014-09-30
COASTAL CARIBBEAN OILS & MINERALS LTD
filed 2014-11-14
CIK 21239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s single class of common stock as of November 14, 2014 was 97,734,617.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

September 30, 2014

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$127	$11,222

Total Current Assets	127	11,222

Certificates of deposit - Restricted	86,630	86,630

Total Assets	$86,757	$97,852

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$157,709	$91,194
Amounts due to related parties	1,382,537	1,363,787

Total current liabilities	1,540,246	1,454,981

Shareholders’ equity (deficit)
Common stock, par value $.12 per share:
Authorized - 250,000,000 shares
Outstanding – 97,734,618 and 95,121,486 shares, respectively	11,728,155	11,414,579
Discount on common stock par value	(4,213,536)	(3,978,354)
Capital in excess of par value	32,139,311	32,139,311

	39,653,930	39,575,536
Accumulated deficit	(41,107,419)	(40,932,665)

Total shareholders’ equity (deficit)	(1,453,489)	(1,357,129)

Total liabilities and shareholders’ equity (deficit)	$86,757	$97,852

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(A Bermuda Corporation)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest and other income	$—	$—	$—	$10

Expenses:
Administrative expenses	8,988	7,557	145,409	26,291
Salaries	—	—	—	20,833
Shareholder communications	4,328	4,604	48,341	12,604
Recovery of costs previously expensed	—	(20,266)	(18,996)	(20,266)

	13,316	(8,105)	174,754	39,462

Net income (loss)	(13,316)	8,105	(174,754)	(39,452)

Weighted average number of shares outstanding (basic & diluted)	97,210,338	84,737,633	96,159,146	79,852,850

Net income (loss) per share (basic & diluted)	$(.00)	$.00	$(.00)	$(.00)

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(A Bermuda Corporation)

(Unaudited)

	Nine months ended September 30,
	2014	2013

Operating activities:
Net loss	$(174,754)	$(39,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of costs previously expensed	(18,996)	(20,266)
Net change in:
Accounts payable and accrued liabilities	104,261	(124,352)

Net cash used in operating activities	(89,489)	(184,070)

Investing activities:
Purchase of certificate of deposit	—	(10)

Net cash used in investing activities	—	(10)

Financing activities:
Sale of common stock, net of expenses	78,394	197,143

Net cash provided by financing activities	78,394	197,143

Net increase (decrease) in cash and cash equivalents	(11,095)	13,063
Cash and cash equivalents at beginning of period	11,222	1,577

Cash and cash equivalents at end of period	$127	$14,640

See accompanying notes.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2014

ITEM 1	Financial Statements (Continued)

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include Coastal Caribbean Oils & Minerals, Ltd. (“the Company”) and its wholly owned subsidiary, Coastal Petroleum Company (“Coastal Petroleum”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2014

ITEM 1	Financial Statements (Continued)

Note 3.	Net income (loss) per share

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company’s basic and diluted calculations of earnings per share (“EPS”) are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive. The Company has included in the calculations of common shares to be issued to Robert J. Angerer, Sr. for advances made through September 30, 2014.

Note 4.	Income Taxes

For the three month period ending September 30, 2014 and the nine month periods ending September 30, 2014 and 2013, the Company reported a loss for both financial statement reporting and income tax purposes. For the three month period ending September 30, 2013, the Company reported net income and utilized part of its net operating loss to offset its income tax liability. The Company has provided a 100% valuation allowance on its deferred tax asset as a result of its net operating loss carry-forwards. The Company had approximately $11,585,000 in net operating loss carry-forwards at December 31, 2013.

Note 5.	Related Party Transactions

See Note 7 also.

Services

Through May 2009, the Company paid a monthly retainer to the law firm of Angerer & Angerer which had been litigation counsel to the Company for more than twenty-five years and also served the Company in that capacity as well as others including general counsel services, management services, public relations, shareholder relations and representing the Company before state and federal agencies for permitting. The principals of the law firm included two individuals who are collectively shareholders, officers and a director of the Company. No amounts were paid or accrued in the three and nine month periods ending September 30, 2014 or 2013. The Company owes $150,000 to Angerer & Angerer at September 30, 2014.

The Company accrued compensation and related benefits to it its former president and CEO (see Note 8). During the nine month period ended September 30, 2014, the Company did not accrue compensation or retirement benefits. During the nine month period ended September 30, 2013, the Company accrued compensation and retirement benefits of $25,552. At September 30, 2014, the Company owes its former president and CEO compensation and related benefits of $708,334 and $186,703, respectively.

The Company also accrues directors’ fees. During the nine month periods ended September 30, 2014 and 2013, the Company accrued $18,750 of fees to directors. At September 30, 2014, the Company owes $337,500 in directors’ fees.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2014

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

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under the agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At September 30, 2014, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

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

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2014

ITEM 1	Financial Statements (Continued)

Note 7.	Stock Transactions (Continued)

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

The Company has been delinquent in filing its periodic reports required under the Securities Exchange Act of 1934 due to lack of funding. The Company has prepared and filed all of its delinquent reports during 2014. The previous inaction to bring the Company’s filings current may result in de-registration of the Company with the Securities Exchange Commission (“SEC”). Loss of this status may limit the Company’s ability to access capital markets. This report is the first timely report filed by the Company since 2011. The Company intends to file future reports in a timely manner.

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

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

At September 30, 2014, we have $127 in cash compared to $11,222 at December 31, 2013. Our current liabilities exceed our current assets by $1,540,119 at September 30, 2014. We suspended payments to our directors, general legal counsel, and employee since the second quarter of 2007 through September 30, 2014, and have accrued $1,540,246 in expenses as of September 30, 2014. We expect to continue to suspend payments to most of these parties indefinitely until sufficient funding can be secured to resume exploration operations and cover normal operating expenses.

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

September 30, 2014

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In October 2011, in order to fund immediate cash needs at that time, the Company entered into another agreement with Robert J. Angerer, Sr., for an immediate infusion of $30,000 cash and the commitment to spend $130,000 in operational costs to complete the Federal 1-19A well. The agreement also provided options for Mr. Angerer to provide additional funding. In return, the Company will issue 4,444,444 restricted and unregistered shares of common stock to Mr. Angerer. Under this agreement, Mr. Angerer provided a total of $90,000 in cash to the Company; he provided $55,000 in 2011 and an additional $35,000 through August of 2012. Mr. Angerer also paid directly $70,000 for expenses related to the Federal 1-19A well. The Company plans to issue Mr. Angerer a total of 4,444,444 restricted and unregistered shares of common stock for investments made under this agreement. The agreement was completed and all other options under the agreement expired. At September 30, 2014, 4,444,444 shares have been reflected as issued under the October 2011 agreement and remain to be issued to Mr. Angerer.

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

Results of Operations

Three months ended September 30, 2014 vs. September 30, 2013

We conducted limited operational activities in the third quarter of 2014 and did not conduct drilling activities in the third quarter of 2014 or 2013. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2014 expenses remained consistent with 2013 amounts.

COASTAL CARIBBEAN OILS & MINERALS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

September 30, 2014

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months ended September 30, 2014 vs. September 30, 2013

We conducted limited operational activities in the first nine months of 2014 and did not conduct drilling activities in 2014 or 2013. We suspended substantially all of our efforts since 2011 due to lack of funding. Our expenses are primarily administrative and our 2014 expenses remained consistent with 2013 amounts. Our former president and CEO, Phillip W. Ware resigned effective February 28, 2013.

ITEM 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure to market risk as there were no investments in marketable securities at September 30, 2014.

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

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

September 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL CARIBBEAN OILS & MINERALS, LTD.
Registrant

Date: November 14, 2014	By	/s/ Robert J. Angerer, Sr.
Robert J. Angerer, Sr.,
Chief Executive Officer,
President and Principal Financial Officer